Form 10-Q
period 2018-03-31
Kinder Morgan Canada Ltd
filed 2018-04-25
CIK 1714973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” (in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☑   Smaller reporting company ☐ Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
 As of April 24, 2018, the registrant had 103,661,302 Restricted Voting Shares and 243,455,654 Special Voting Shares outstanding.

EXPLANATORY NOTE

Capitalized terms used throughout this document are defined in “Glossary” below. References to “we,” “us,” “our” and the “Company” are to Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries. We state our financial statements in Canadian dollars. References in this document to “dollars,” “$” or “CAD$” are to the currency of Canada, and references to “U.S.$” or “U.S. dollar” are to the currency of the United States. See “Conversions.”

GLOSSARY

Company Abbreviations
Class A Units	=	the Class A limited partnership units of the Limited Partnership
Class B Units	=	the Class B limited partnership units of the Limited Partnership
Cochin	=	Canadian portion of the U.S. and Canadian Cochin pipeline system
General Partner	=	Kinder Morgan Canada GP Inc.
IPO	=	Initial Public Offering of KML’s Restricted Voting Shares in May 2017
Jet Fuel	=	Jet Fuel pipeline system
KMCI	=	Kinder Morgan Canada Inc.
KML	=	Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries
Kinder Morgan or KMI	=	Kinder Morgan, Inc.
Limited Partnership	=	Kinder Morgan Canada Limited Partnership
LP Units	=	collectively, the Class A Units and the Class B Units
Preferred LP Units	=	the preferred limited partnership units in the Limited Partnership
Puget Sound	=	Puget Sound pipeline system
Restricted Voting Shares	=	the restricted voting shares in the capital of KML
Series 1 Preferred Shares	=	the 12,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 1 in the capital of KML
Series 3 Preferred Shares	=	the 10,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 3 in the capital of KML
Preferred Shares	=	collectively all outstanding preferred shares in the capital of KML (if and when issued)
Special Voting Shares	=	the special voting shares in the capital of KML
TMEP	=	Trans Mountain Expansion Project
TMPL	=	Trans Mountain pipeline system
Trans Mountain	=	Trans Mountain Pipeline ULC

Common Industry and Other Terms
/d	=	per day
Adjusted EBITDA	=	adjusted earnings before interest expense, taxes, depreciation and amortization
B.C.	=	the Province of British Columbia
bpd	=	barrels per day
DCF	=	distributable cash flow
D&A	=	depreciation and amortization
EBDA	=	earnings before depreciation and amortization expenses
FASB	=	Financial Accounting Standards Board
FERC	=	Federal Energy Regulatory Commission
GAAP or U.S. GAAP	=	United States Generally Accepted Accounting Principles
LLC	=	limited liability company
MBbl	=	thousand barrels
MMBbl	=	million barrels
MMtonnes	=	million metric tonnes.
NEB	=	National Energy Board
U.S.	=	United States of America

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict.

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

See Item 2. “Management’s Discussion and Analysis—Recent Business Developments—Suspension of Non-Essential Spending on Trans Mountain Expansion Project” included in this report, and “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. You should keep these risk factors in mind when considering forward-looking statements. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We will provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF INCOME (In millions of Canadian dollars, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Services	163.9	164.0
Product sales and other	0.3	0.5
Total Revenues	164.2	164.5

Operating Costs, Expenses and Other
Operations and maintenance	49.1	49.0
Depreciation and amortization	36.8	34.8
General and administrative	18.4	17.0
Taxes, other than income taxes	9.3	9.8
Other expense, net	0.1	1.8
Total Operating Costs, Expenses and Other	113.7	112.4

Operating Income	50.5	52.1

Other Income (Expense)
Interest, net	(0.3)	(6.7)
Foreign exchange (loss) gain	(0.2)	10.9
Capitalized equity financing costs	11.6	5.5
Other, net	(0.7)	(0.8)
Total Other Income	10.4	8.9

Income Before Income Taxes	60.9	61.0

Income Tax Expense	(16.5)	(14.2)

Net Income	44.4	46.8

Preferred share dividends	(7.2)	—

Net Income Attributable to Kinder Morgan Interest	(26.4)	(46.8)

Net Income Available to Restricted Voting Stockholders	10.8	—

Restricted Voting Shares
Basic and Diluted Earnings Per Restricted Voting Share	0.10	—

Basic and Diluted Weighted Average Restricted Voting Shares Outstanding	103.5	—

Dividends Per Restricted Voting Share Declared for the Period	0.1625	—

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of Canadian dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	44.4	46.8

Other comprehensive income (loss)
Benefit plans	0.7	0.4
Foreign currency translation adjustments	1.2	(0.5)

Total other comprehensive income (loss)	1.9	(0.1)
Comprehensive income	46.3	46.7

Comprehensive income attributable to Kinder Morgan interest	(27.7)	(46.7)

Comprehensive income attributable to Kinder Morgan Canada Limited	18.6	—

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED CONSOLIDATED BALANCE SHEETS (In millions of Canadian dollars, except share and per share amounts) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	210.3	238.8
Accounts receivable	74.4	60.3
Accounts receivable-affiliates	3.6	9.0
Inventories	13.2	13.1
Other current assets	21.3	19.4
Total current assets	322.8	340.6

Property, plant and equipment, net	3,921.1	3,708.0
Goodwill	248.0	248.0
Regulatory assets	26.1	22.7
Deferred charges and other assets	118.5	133.4
Total Assets	4,636.5	4,452.7

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	100.0	—
Accounts payable	191.6	151.4
Accounts payable-affiliates	1.8	0.7
Regulatory liabilities	115.0	107.9
Other current liabilities	47.5	38.3
Total current liabilities	455.9	298.3

Long-term liabilities and deferred credits
Deferred income taxes	342.1	339.5
Pension and postretirement benefits	75.4	75.4
Regulatory liabilities	65.7	43.3
Deferred revenues	56.7	53.5
Other deferred credits	4.4	5.1
Total long-term liabilities and deferred credits	544.3	516.8
Total Liabilities	1,000.2	815.1

Commitments and contingencies (Notes 1, 2 and 11)

Equity
Preferred share capital, 12,000,000 shares of Series 1 and 10,000,000 shares of Series 3, issued and outstanding (Note 3)	537.2	537.2
Restricted Voting Share capital, 103,661,302 and 103,366,905 Restricted Voting Shares, respectively, issued and outstanding (Note 3)	1,713.6	1,707.5
Retained deficit	(775.0)	(770.0)
Accumulated other comprehensive loss	(8.2)	(8.8)
Total Kinder Morgan Canada Limited equity	1,467.6	1,465.9
Kinder Morgan interest, 243,455,654 and 242,882,897 Special Voting Shares, respectively, issued and outstanding (Note 3)	2,168.7	2,171.7
Total Equity	3,636.3	3,637.6
Total Liabilities and Equity	4,636.5	4,452.7

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of Canadian dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	44.4	46.8
Non-cash items:
Depreciation and amortization	36.8	34.8
Deferred income tax	2.4	14.3
Capitalized equity financing costs	(11.6)	(5.5)
Unrealized foreign exchange gain	(0.5)	(10.9)
Other non-cash items	5.3	2.5
Change in operating assets and liabilities (Note 10)	25.6	(24.8)
Cash provided by operating activities	102.4	57.2

Investing Activities
Capital expenditures	(173.9)	(42.1)
Contributions to trusts	(2.8)	(4.4)
Cash used in investing activities	(176.7)	(46.5)

Financing Activities
Issuances of debt	100.0	—
Cash dividends - restricted shares	(11.8)	—
Dividends - preferred shares	(6.1)	—
Distributions - Kinder Morgan interest	(31.0)	—
Debt and preferred shares issuance costs	(4.5)	—
Cash provided by financing activities	46.6	—

Effect of exchange rate changes on cash, cash equivalents and restricted deposits	(0.6)	(0.3)

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(28.3)	10.4
Cash, Cash Equivalents and Restricted Deposits, beginning of period	239.5	160.3
Cash, Cash Equivalents and Restricted Deposits, end of period	211.2	170.7

Cash and Cash Equivalents, beginning of period	238.8	159.0
Restricted Deposits, beginning of period	0.7	1.3
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	239.5	160.3

Cash and Cash Equivalents, end of period	210.3	170.2
Restricted Deposits, end of period	0.9	0.5
Cash, Cash Equivalents, and Restricted Deposits, end of period	211.2	170.7

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(28.3)	10.4

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for income taxes	7.4	0.2
Non-cash Investing and Financing Activities
Increase in property, plant and equipment from both accruals and contractor retainage	62.7	22.1
Increase (decrease) in property, plant and equipment due to foreign currency translation adjustments	1.1	(1.4)

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred share capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at December 31, 2017	22.0	103.4	242.9	537.2	1,707.5	(770.0)	(8.8)	2,171.7	3,637.6
Net income						18.0		26.4	44.4
Preferred share dividend						(6.1)			(6.1)
Restricted voting share dividends						(16.9)			(16.9)
Special voting share distributions								(40.9)	(40.9)
Dividend/Distribution reinvestment plan		0.3	0.5		5.1			9.9	15.0
Stock-based compensation					1.3				1.3
Other					(0.3)			0.3	—
Other comprehensive income							0.6	1.3	1.9
Balance at March 31, 2018	22.0	103.7	243.4	537.2	1,713.6	(775.0)	(8.2)	2,168.7	3,636.3

	Equity attributable to Kinder Morgan pre-IPO	Retained earnings (deficit)	Accumulated other comprehensive loss	Total
(In millions of Canadian dollars)
Balance at December 31, 2016	1,475.0	(13.1)	(25.9)	1,436.0
Net income		46.8		46.8
Other comprehensive loss			(0.1)	(0.1)
Balance at March 31, 2017	1,475.0	33.7	(26.0)	1,482.7

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The Company was incorporated under the Business Corporations Act (Alberta) on April 7, 2017. On May 30, 2017, we completed an IPO of our Restricted Voting Shares and used the net proceeds of $1,671.0 million to acquire an approximate 30% indirect interest in the Limited Partnership from certain affiliates of Kinder Morgan, who retained an approximate 70% ownership of the limited partnership units in the Limited Partnership.

We have two business segments: (i) the Pipelines segment, which includes the TMPL that currently transports approximately 300,000 bpd of crude oil and refined petroleum from Edmonton, Alberta to Burnaby, B.C.; Puget Sound serving the state of Washington; Jet Fuel serving the Vancouver International Airport; KMCI, the employer of Canadian staff; and Cochin, a 12-inch diameter multi-product pipeline which spans approximately 1,000 kilometers in Saskatchewan and Alberta; and (ii) the Terminals segment, which includes the ownership and operation of liquid product merchant storage and rail terminals in the Edmonton, Alberta market as well as a predominantly dry cargo import/export facility in Vancouver, B.C.

Suspension of Non-Essential Spending on Trans Mountain Expansion Project

On April 8, 2018, we announced that we were suspending all non-essential activities and related spending on TMEP. We also announced that under current circumstances, specifically including the continued actions in opposition to TMEP by B.C., we will not commit additional shareholder resources to TMEP. We further announced that we will consult with various stakeholders in an effort to reach agreements by May 31, 2018 that may allow TMEP to proceed without putting further KML shareholder capital at risk. The Company stated it is difficult to conceive of any scenario in which it would proceed with TMEP if an agreement is not reached by May 31, 2018. The focus in those consultations will be on two principles: clarity on the path forward, particularly with respect to the ability to construct through B.C., and adequate protection of KML shareholders.

We had previously announced a “primarily permitting” strategy for the first half of 2018, focused on advancing the permitting process, rather than spending at full construction levels, until we had obtained greater clarity on outstanding permits, approvals and judicial reviews. Rather than achieving greater clarity, TMEP is now facing unquantifiable risk. Previously, opposition by B.C. was manifesting itself largely through B.C.’s participation in an ongoing judicial review. Unfortunately, B.C. has now been asserting broad jurisdiction and reiterating its intention to use that jurisdiction to stop TMEP. B.C.’s intention in that regard has been neither validated nor quashed, and B.C. has continued to threaten unspecified additional actions to prevent TMEP success. Those actions have created even greater, and growing, uncertainty with respect to the regulatory landscape facing TMEP. In addition, the parties still await judicial decisions on challenges to the original Order in Council and the B.C. Environmental Assessment Certificate approving TMEP. These items, combined with the impending approach of critical construction windows, the lead-time required to ramp up spending, and the imperative that the Company avoid incurring significant debt while lacking the necessary clarity, brought us to the decision we announced on April 8, 2018. Given the current uncertain conditions, we are not updating our cost and schedule estimate at this time. However, construction delays are likely to entail increased costs due to a variety of factors including extended personnel, equipment and facilities charges, storage charges for unused material and equipment, extended debt service, and inflation, among others.

In the event that TMEP is terminated, resulting impairments, foregone capitalized equity costs, and potential wind down costs would have a significant effect on our results of operations. Potential impairments would be recognized primarily in the period in which a decision to terminate is made.

Also, see Note 11 for further information on TMEP.

Basis of Presentation

General

In January 2018, we completed the registration of our Restricted Voting Shares pursuant to Section 12(g) of the United States Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the reporting requirements of Section 13(a) of the Exchange Act.

We have prepared the accompanying unaudited consolidated financial statements in accordance with the accounting principles contained in the FASB Accounting Standards Codification, the single source of U.S. GAAP and referred to in this report as the Codification. U.S. GAAP means generally accepted accounting principles that the Securities Exchange Commission (“SEC”) has identified as having substantial authoritative support, as supplemented by Regulation S-X under the Exchange Act, as amended from time to time. Under such rules and regulations, all significant intercompany items have been eliminated in consolidation.

In our opinion, all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of our financial position and operating results for the interim periods have been included in the accompanying consolidated financial statements. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2017 Form 10-K.
Amounts are stated in Canadian dollars unless otherwise noted which is the functional currency of most of our operations.

Presentation of Kinder Morgan Interest

As of and for the reporting periods after May 30, 2017, Kinder Morgan’s economic interest in the Limited Partnership is reflected within “Kinder Morgan interest” in our consolidated balance sheets and earnings attributable to Kinder Morgan’s economic ownership interest in the Limited Partnership is presented in “Net Income Attributable to Kinder Morgan Interest” in our consolidated statements of income.

Prior to the IPO, Kinder Morgan controlled all of our equity which is presented as “Equity attributable to Kinder Morgan pre-IPO” in our statement of equity for the three months ended March 31, 2017. For the periods after the IPO, “Kinder Morgan interest” is separately presented in our consolidated statement of equity for the three months ended March 31, 2018, and includes its share of our net income and other comprehensive loss, along with its Class B Units distributions and distribution reinvestment plan activities.

Accounting Policy Changes

Adoption of New Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Updates (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and a series of related accounting standard updates designed to create improved revenue recognition and disclosure comparability in financial statements. For more information, see Note 6.

On January 1, 2018, we retroactively adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires the statements of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning of period and end of period amounts presented on the statements of cash flows. The retrospective application of this new accounting guidance resulted in a decrease of $0.8 million in “Cash used in investing activities,” an increase of $1.3 million in “Cash, Cash Equivalents, and Restricted Deposits, beginning of the period,” and an increase of $0.5 million in “Cash, Cash Equivalents, and Restricted Deposits, end of period” in our accompanying consolidated statement of cash flows from what was previously presented for the three months ended March 31, 2017.

On January 1, 2018, we adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715).”  This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost, allows only the service cost component of net benefit cost to be eligible for capitalization, and establishes how to present the service cost component and the other components of net benefit cost in the income statement.  Topic 715 required us to retrospectively reclassify $1.0 million of other components of net benefit credits (excluding the service cost component) from “General and administrative” to “Other, net” in our accompany consolidated statement of income for three months ended March 31, 2017.  We prospectively applied Topic 715 related to net benefit costs eligible for capitalization.

2. Debt

Credit Facility

As of March 31, 2018, we were in compliance with all required covenants under our Credit Facility. As of March 31, 2018 and December 31, 2017, we had $100.0 million and no outstanding borrowings on our Credit Facility, respectively. As of March 31, 2018, the weighted average interest rate on our Credit Facility borrowings was 3.14%. For the three months ended March 31, 2018 and 2017, we incurred standby fees of $4.0 million and none, respectively.

On January 23, 2018, we entered into an agreement amending certain terms of our Credit Facility to, among other things, provide additional funding certainty with respect to each tranche under our Credit Facility. Material terms of the Credit Facility are further described in Note 9 to our consolidated financial statements included in our 2017 Form 10-K.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our debt balances are disclosed below:

	March 31, 2018		December 31, 2017
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
(In millions of Canadian dollars)
Total debt	100.0	100.0	—	—

Level 2 input values were used to measure the estimated fair value of the long term debt balance as of March 31, 2018.

3. Equity

As of March 31, 2018, we had (i) 103.7 million and 243.4 million of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value for an aggregate of 347.1 million voting shares outstanding (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively, and (iii) 0.8 million of restricted stock awards outstanding.

Preferred Share Dividends

The following table provides information regarding dividends paid, and declared, but not yet paid, as applicable, on our Preferred Shares during the three months ended March 31, 2018:

Period	Total Series 1 quarterly dividend per share for the period	Total Series 3 quarterly dividend per share for the period(a)	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash
(In millions of Canadian dollars, except per share amounts)
November 15, 2017 to February 14, 2018 (a)	0.328125	0.22082	January 17, 2018	January 31, 2018	February 15, 2018	6.1
February 15, 2018 to May 14, 2018	0.328125	0.325	April 18, 2018	April 30, 2018	May 15, 2018
________
(a) Series 3 per share amount reflects that the shares were outstanding for 62 days during the period ended February 14, 2018.

Restricted Voting Share Dividends

The following table provides information regarding dividends paid and declared, but not yet paid, as applicable, on our Restricted Voting Share during the three months ended March 31, 2018.

For the three month period ended	Dividend rate per share	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash(a)	Total amount of dividends paid in form of additional shares
					(In millions of Canadian dollars)
December 31, 2017	0.1625	January 17, 2018	January 31, 2018	February 15, 2018	11.8	5.1
March 31, 2018	0.1625	April 18, 2018	April 30, 2018	May 15, 2018
________

(a)	Amount includes notional dividends on outstanding restricted stock awards of $0.1 million.

Kinder Morgan Interest Distributions

The following table provides information regarding distributions paid and declared, but not yet paid, as applicable, to Kinder Morgan during the three months ended March 31, 2018.

For the three month period ended	Dividend rate per share	Date of declaration	Date of distribution	Total amount of distribution paid in cash	Total amount of distribution paid in form of additional shares
				(In millions of Canadian dollars)
December 31, 2017	0.1625	January 17, 2018	February 15, 2018	31.0	9.9
March 31, 2018	0.1625	April 18, 2018	May 15, 2018

Earnings per Restricted Voting Share

We calculate earnings per share using the two-class method. Earnings were allocated to Restricted Voting Shares and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings. Our unvested restricted stock awards, which may be settled in Restricted Voting Shares issued to employees and non-employee directors and include dividend equivalent payments, do not participate in excess distributions over earnings.

The following table sets forth the allocation of net income available to shareholders of Restricted Voting Shares and participating securities:

Three Months Ended March 31, 2018
(In millions of Canadian dollars)
Net Income Available to Restricted Voting Stockholders	10.8
Participating securities:
Less: Net income allocated to restricted stock awards(a)	(0.1)
Net Income Allocated to Restricted Voting Stockholders	10.7

Basic Weighted Average Restricted Voting Shares Outstanding	103.5
Basic Earnings Per Restricted Voting Share	0.10
_______

(a)	As of March 31, 2018, there were approximately 0.8 million unvested restricted stock awards.

For the three months ended March 31, 2018, the weighted average maximum number of potential Restricted Voting Share equivalents of 0.8 million unvested restricted stock awards are antidilutive and, accordingly, are excluded from the determination of diluted earnings per Restricted Voting Share.

4. Transactions with Related Parties

Affiliate Activities

The following table summarizes our related party income statement activity. Revenues, operating costs and capitalized costs are under normal trade terms.

	Three Months Ended March 31,
	2018	2017
(In millions of Canadian dollars)
Income Statement location
Revenues-Services(a)	15.4	14.8
Operations and maintenance and general and administrative expenses	1.9	1.1
Interest expense(b)	—	11.7
Other
Capitalized costs from affiliates in property, plant and equipment	0.2	2.0
______

(a)	Amounts represent sales to a customer who is a related party through joint ownership of a joint venture.

(b)	2017 primarily represents interest on long-term debt with affiliates (“KMI Loans”) that was repaid with proceeds form our IPO.

Accounts receivable and payable

Accounts receivable-affiliate and accounts payable-affiliate are non-interest bearing and are settled on demand and, since our IPO, settled monthly.

Other current assets

As of March 31, 2018, we had an affiliate contract account receivable balance of approximately $1.0 million included in “Other current assets” on our accompanying consolidated balance sheets.

5.  Risk Management and Financial Instruments

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

Foreign Currency Transactions and Translation

Foreign currency transaction gains or losses result from a change in exchange rates between the functional currency of an entity and the currency in which a transaction is denominated. Unrealized and realized gains and losses generated from these transactions are recorded in foreign exchange (loss) gain in the accompanying consolidated statements of income and include:

•
Prior to repayment of the KMI Loans utilizing proceeds from our IPO, we were exposed to foreign currency risk related to the U.S. dollar denominated KMI Loans. For the three months ended March 31, 2017, we had unrealized foreign exchange gain of $10.1 million related to the KMI Loans.

•
Unrealized foreign exchange gains for the three months ended March 31, 2018 and 2017 were $0.5 million and $0.8 million, respectively, due to changes in exchange rates between the Canadian dollar and the U.S. dollar on U.S. dollar denominated balances. These currency exchange rate fluctuations affect the expected Canadian dollar cash flows on unsettled U.S. dollar denominated transactions, primarily related to cash bank accounts that are denominated in U.S. dollars and affiliate receivables or payables that are denominated in U.S. dollars. We translate the assets and liabilities of Puget Sound that has the U.S. dollar as its functional currency to Canadian dollars at period-end exchange rates.

•
Puget Sound operates in the state of Washington, and earns its revenues and incurs most of its expenses in U.S. dollars and Cochin earns its revenues in U.S. dollars. Therefore, fluctuations in the U.S. dollar to Canadian dollar exchange rate can affect the earnings contributed by Puget Sound and Cochin to our overall results. For the three months ended March 31, 2018, we had a realized foreign exchange loss of $0.7 million.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments, as they become due. We manage our liquidity risk by ensuring access to sufficient funds to meet our obligations. We forecast cash requirements to ensure funding is available to settle financial liabilities when they become due. Our primary sources of liquidity and capital resources are funds generated from operations and our Credit Facility, see Note 2.

6.  Revenue Recognition

Adoption of Topic 606

Effective January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” and the series of related accounting standard updates that followed (collectively referred to as “Topic 606”). We utilized the modified retrospective method to adopt Topic 606, which required us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018, and (ii) revenue contracts which were not completed as of January 1, 2018. In accordance with this approach, our consolidated revenues for periods prior to January 1, 2018 were not revised. The cumulative effect of the adoption of Topic 606 as of January 1, 2018 and the impact to the financial statement line items for the current year was not material.

Revenue from Contracts with Customers

Beginning in 2018, we account for revenue from contracts with customers in accordance with Topic 606. The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods and services) or a series of distinct goods or services provided over a period of time. Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Our customer service contracts primarily include transportation service and terminaling service contracts, as described below. Generally, for the majority of these contracts: (i) our promise is to transfer (or stand ready to transfer) a series of distinct integrated services over a period of time, which is a single performance obligation; (ii) the transaction price includes fixed and/or variable consideration, which amount is determinable at contract inception and/or at each month end based on our right to invoice at month end for the value of services provided to the customer that month; and (iii) the transaction price is recognized as revenue over the service period specified in the contract (which can be a day, including each day in a series of promised daily services, a month, a year, or other time increment, including a deficiency makeup period) as the services are rendered using a time-based (passage of time) or units-based (units of service transferred) method for measuring transfer of control of the services and progress towards satisfying our performance obligation, based on the nature of the promised service (e.g., firm or non-firm) and the terms and conditions of the contract (e.g., contracts with or without makeup rights).

Firm Services

Firm services (also called uninterruptible services) are services that are promised to be available to the customer at all times during the period(s) covered by the contract, with limited exceptions. Our firm service contracts are typically structured with take-or-pay or minimum volume provisions, which specify minimum service quantities a customer will pay for even if it chooses not to receive or use them in the specified service period (referred to as “deficiency quantities”). We typically recognize the portion of the transaction price associated with such provisions, including any deficiency quantities, as revenue depending on whether the contract prohibits the customer from making up deficiency quantities in subsequent periods, or the contract permits this practice, as follows:

•
Contracts without Makeup Rights: If contractually the customer cannot make up deficiency quantities in future periods, our performance obligation is satisfied, and revenue associated with any deficiency quantities is generally recognized as each service period expires. Because a service period may exceed a reporting period, we determine at inception of the contract and at each subsequent reporting period if we expect the customer to take the minimum volume associated with the service period. If we expect the customer to make up all deficiencies in the specified service period (i.e., we expect the customer to take the minimum service quantities), the minimum volume provision is deemed not substantive and we will recognize the transaction price as revenue in the specified service period as the promised units of services are transferred to the customer. Alternatively, if we expect that there will be any deficiency quantities that the customer cannot or will not make up in the specified service period (referred to as “breakage”), we will recognize the estimated breakage amount (subject to the constraint on variable consideration) as revenue ratably over such service period in proportion to the revenue that we will recognize for actual units of service transferred to the customer in the service period. For certain take-or-pay contracts where we make the service, or a part of the service, continuously available over the service period, we typically recognize the take-or-pay amount as revenue ratably over such period based on the passage of time.

•
Contracts with Makeup Rights: If contractually the customer can acquire the promised service in a future period and make up the deficiency quantities in such future period (the “deficiency makeup period”), we have a performance obligation to deliver those services at the customer’s request (subject to contractual and/or capacity constraints) in the deficiency makeup period. At inception of the contract, and at each subsequent reporting period, we estimate if we expect that there will be deficiency quantities that the customer will or will not make up. If we expect the customer will make up all deficiencies it is contractually entitled to, any consideration received relating to temporary deficiencies that will be made up in the deficiency makeup period will be deferred as a contract liability, and we will recognize that amount as revenue in the deficiency makeup period when either of the following occurs: (i) the customer makes up the volumes; or (ii) the likelihood that the customer will exercise its right for deficiency volumes then becomes remote (e.g., there is insufficient capacity to make up the volumes, the deficiency makeup period expires). Alternatively, if we expect at inception of the contract, or at the beginning of any subsequent reporting period, that there will be any deficiency quantities that the customer cannot or will not make up (i.e., breakage), we will recognize the estimated breakage amount (subject to the constraint on variable consideration) as revenue ratably over the specified service periods in proportion to the revenue that we will recognize for actual units of service transferred to the customer in those service periods.

Non-Firm Services

Non-firm services (also called interruptible services) are the opposite of firm services in that such services are provided to a customer on an “as available” basis. Generally, we do not have an obligation to perform these services until we accept a customer’s periodic request for service. For the majority of our non-firm service contracts, the customer will pay only for the actual quantities of services it chooses to receive or use, and we typically recognize the transaction price as revenue as those units of service are transferred to the customer in the specified service period (typically a daily or monthly period).

Nature of Revenue by Segment

Pipelines Segment

We provide crude oil and refined petroleum transportation and storage services on a firm or non-firm basis. The regulated tariffs for TMPL, Cochin and Puget Sound are designed to provide revenues sufficient to recover the costs of providing transportation and storage services to shippers, including a return on invested capital. TMPL and Puget Sound are common carrier pipelines, generally providing services on a non-firm basis. The majority of Cochin’s transportation service is provided on a firm basis under its current contracts.

TMPL’s revenue is adjusted according to terms prescribed in its toll settlement with shippers as approved by the NEB. Differences between transportation revenue recognized pursuant to its toll settlement and actual toll receipts are recognized as regulatory assets or liabilities and are settled in future tolls.

For Cochin’s firm transportation service, we typically promise to transport on a stand-ready basis the shipper’s minimum volume commitment amount. The shipper is obligated to pay for its volume commitment amount, regardless of whether or not it flows quantities in Cochin’s pipeline. The shipper pays a transaction price typically based on a per-unit rate for quantities transported, including amounts attributable to deficiency quantities.

Our non-firm, interruptible transportation and storage services are provided on TMPL, Cochin and Puget Sound pipelines when and to the extent we determine capacity is available in these pipeline systems and/or terminal storage facilities. The shippers typically pay a per-unit rate for actual quantities of product injected into/withdrawn from storage and/or transported.

Terminals Segment

We provide various types of liquid tank and bulk terminal services. These services are generally comprised of inbound, storage and outbound handling of customer products.

Our liquid tank storage and handling service contracts generally include a promised tank storage capacity provision and prepaid volume throughput of the stored product. In these contracts, we have a stand-ready obligation to perform this contracted service each day over the life of the contract. The customer pays a transaction price typically in the form of a fixed monthly charge and is obligated to pay whether or not it uses the storage capacity and throughput service (i.e., a take-or-pay payment obligation). These contracts generally include a per-unit rate for any quantities we handle at the request of the customer in excess of the prepaid volume throughput amount and also typically include per-unit rates for additional, ancillary services that may be periodically requested by the customer.

Our bulk storage and handling contracts generally include inbound handling of our customers’ dry bulk material product into our storage facility and outbound handling of these products from our storage facility. These services are provided on both a firm and non-firm basis. In our firm bulk storage and handling contracts, we are committed to handle and store on a stand-ready basis the minimum throughput quantity of bulk materials contracted by the customer. The customer is obligated to pay for its minimum volume commitment amount, regardless of whether or not it uses the storage and handling service. The customer pays a transaction price typically based on a per-unit rate for quantities handled, including amounts attributable to deficiency quantities. For non-firm storage and handling services, the customer pays a transaction price typically based on a per-unit rate for quantities handled on an as requested, non-guaranteed basis.

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended March 31, 2018
	Pipelines	Terminals	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	12.7	54.6	67.3
Fee-based services	80.9	16.5	97.4
Total revenue from contracts with customers	93.6	71.1	164.7
Other revenues(b)	(3.6)	3.1	(0.5)
Total revenues	90.0	74.2	164.2
______
(a) Includes non-cancellable firm service customer contracts with take-or-pay or minimum volume commitment elements, including those contracts where both the price and quantity amount are fixed. In these arrangements, the customer is obligated to pay for the rendered service whether or not the customer chooses to utilize the service. Excludes service contracts with indexed-based pricing, which along with revenues from other contracts are reported as Fee-based services.

(b) Amounts recognized as revenue under guidance prescribed in Topics of the Accounting Standards Codification other than in Topic 606 and primarily includes regulatory-based adjustments for TMPL and leases.

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We recognize contract assets in those instances where billing occurs subsequent to revenue recognition and our right to invoice the customer is conditioned on something other than the passage of time. Our contract liabilities are substantially related to (i) capital improvements paid for in advance by certain customers generally in our non-regulated businesses, which we subsequently recognize as revenue on a straight-line basis over the initial term of the related customer contracts, and (ii) consideration received from customers for temporary deficiency quantities under minimum volume contracts that we expect will be made up in a future period, which we subsequently recognize as revenue when the customer makes up the volumes or the likelihood that the customer will exercise its right for deficiency volumes becomes remote (e.g., there is insufficient capacity to make up the volumes, the deficiency makeup period expires).

The following table presents the activity in our contract assets and liabilities for the three months ended March 31, 2018:

(In millions of Canadian dollars)
Contract Assets (a)
Balance at December 31, 2017	9.1
Additions	3.8
Transfer to Accounts receivable	(11.6)
Balance at March 31, 2018	1.3

Contract Liabilities (b)
Balance at December 31, 2017	67.9
Additions	38.1
Transfer to Revenues	(37.6)
Balance at March 31, 2018	68.4
______
(a) Includes current balances reported within “Other current assets” in our accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017.

(b) Includes current balances of $11.7 million and $14.4 million reported within “Other current liabilities” in our accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively, and includes non-current balances of $56.7 million and $53.5 million reported within “Deferred revenues” in our accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of March 31, 2018 that we will invoice or transfer from contract liabilities and recognize in future periods (in millions of Canadian dollars):

Year	Estimated Revenue
Nine months ended December 31, 2018	252.2
2019	258.5
2020	203.1
2021	185.8
2022	151.5
Thereafter	523.6
Total	1,574.7

Our contractually committed revenue for purposes of the tabular presentation above is generally limited to service customer contracts which have fixed pricing and fixed volume terms and conditions, generally including contracts with take-or-pay or minimum volume commitment payment obligations. Our contractually committed revenue amounts generally exclude, based on the following practical expedients that we elected to apply, remaining performance obligations for: (i) contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a series of distinct services; (ii) contracts with an original expected duration of one year or less; and (iii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed.

7.  Reportable Segments

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

We evaluate the performance of our reportable business segments by evaluating our Segment earnings before depreciation and amortization expenses (“Segment EBDA”). We believe that Segment EBDA is a useful measure of our operating performance because it measures segment operating results before D&A and certain expenses that are generally not controllable by the operating managers of our respective business segments, such as general and administrative expense, interest expense, income tax expense and prior to May 2017, the foreign exchange losses (or gains) on the KMI Loans. Our general and administrative expenses include such items as employee benefits, insurance, rentals, certain litigation and shared corporate services including accounting, information technology, human resources and legal services. Certain general and administrative expenses attributable to Trans Mountain are billable as flow through items to shippers and result in incremental revenues.

We consider each period’s earnings before all non-cash D&A expenses to be an important measure of business segment performance for our reporting segments. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value. Intercompany transactions are eliminated in consolidation.

Financial information by segment follows:

	Three Months Ended March 31,
	2018	2017
(In millions of Canadian dollars)
Revenues
Pipelines	90.0	89.5
Terminals	74.2	75.0
Total consolidated revenues	164.2	164.5

	Three Months Ended March 31,
	2018	2017
(In millions of Canadian dollars)
Segment EBDA(a)(b)(c)
Pipelines	63.6	56.3
Terminals	53.6	54.1
Total Segment EBDA	117.2	110.4
D&A	(36.8)	(34.8)
Foreign exchange gain (loss) on KMI Loans(c)	—	10.1
General and administrative expenses and corporate charges	(19.2)	(18.0)
Interest expense, net	(0.3)	(6.7)
Income tax expense	(16.5)	(14.2)
Total consolidated net income	44.4	46.8

	March 31, 2018	December 31, 2017
(In millions of Canadian dollars)
Assets
Pipelines	3,245.5	3,077.0
Terminals	1,391.0	1,375.7
Total consolidated assets	4,636.5	4,452.7
_______

(a)	Includes operations and maintenance expenses, and taxes, other than income taxes.

(b)
Includes revenues and other (income) expense less operating expenses and other, net. Segment EBDA for the three months ended March 31, 2018, and 2017 includes (i) $(0.2) million and $0.7 million, respectively, of foreign exchange gains (losses) due to changes in exchange rates between our Canadian dollar and the U.S. dollar on U.S. dollar denominated balances, and (ii) $11.6 million and $5.5 million, respectively, of capitalized equity financing costs.

(c)	The KMI Loans, which represented U.S. dollar denominated long-term notes payable to Kinder Morgan, were settled with proceeds from our IPO.

8.  Income Taxes

Income tax expense included in our accompanying consolidated statements of income is as follows:

	Three Months Ended March 31,
	2018	2017
(In millions of Canadian dollars, except percentages)
Income tax expense	16.5	14.2
Effective tax rate	27.1%	23.4%

The effective tax rate for the three months ended March 31, 2018 was consistent with the statutory federal and provincial rate of 27%. The effective tax rate for the three months ended March 31, 2017 was lower than the statutory federal and provincial rate of 27% primarily due to the impact of exchange rate fluctuations in respect of the KMI Loans which resulted in the release of the valuation allowance.

As a result of our IPO and subsequent revaluation (or rebalancing) of our investment in the Limited Partnership, our tax basis exceeds our accounting basis in our investment in the Limited Partnership by approximately $858.0 million. This excess tax basis results in a deferred tax asset of approximately $116.0 million.  A full valuation allowance was taken against this deferred tax asset as we determined it was more likely than not to not be realized.

9.  Benefit Plans

Components of net benefit cost related to our pension plans and other postretirement benefit (OPEB) plans are as follows:

	Pension		OPEB
	Three Months Ended March 31,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Service cost	2.7	2.1	0.2	0.2
Interest cost	2.1	2.0	0.2	0.2
Expected return on assets	(2.3)	(1.9)	—	—
Amortization of net actuarial losses	0.8	1.0	—	—
Total net benefit cost	3.3	3.2	0.4	0.4

10.  Change in Operating Assets and Liabilities

	Three Months Ended March 31,
	2018	2017
(In millions of Canadian dollars)	Cash inflow (outflow)
Accounts receivable	(14.0)	(22.8)
Accounts receivable-affiliates	5.4	(29.2)
Prepaid expenses and deposits	(2.3)	(4.9)
Inventories	(0.1)	(0.3)
Other current assets	0.4	(3.8)
Deferred charges and other assets	(3.7)	(6.7)
Accounts payable	(4.2)	(5.6)
Accounts payable-affiliates	1.1	27.5
Accrued interest-affiliates	—	11.7
Other current liabilities	17.6	15.5
Pension and postretirement benefits	(0.9)	(0.9)
Regulatory liabilities and other deferred credits	26.3	(5.3)
	25.6	(24.8)

11.  Litigation and Contingencies

Legal Proceedings

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations, cash flows, or dividends to our shareholders. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of March 31, 2018 and December 31, 2017.

Base Line Terminal Project Litigation

On March 2, 2018, Arnett & Burgess Oilfield Construction Limited (“A&B”) filed a statement of claim and certificate of lis pendens, in the Court of Queen’s Bench of Alberta, against Alberta Envirofuels Inc. and Base Line Terminal East Limited Partnership, by its general partner, KM Canada Rail Holdings GP Limited (“BLTELP”). A&B was a contractor on the Base Line

Terminal Project (the “BTT Project”) and has claimed it is owed $21.2 million, inclusive of goods and services tax, asserting that BLTELP failed to pay A&B for work performed on the BTT Project under a construction services agreement.

On March 26, 2018, A&B filed a separate statement of claim, in the Court of Queen’s Bench of Alberta, against BLTELP solely, asserting that BLTELP failed to pay for work performed under a separate construction services agreement also related to the BTT Project. With respect to the second claim, A&B has claimed it is owed approximately $1 million, inclusive of goods and services tax. We intend to defend both claims vigorously.

TMEP Litigation

There are numerous legal challenges pending before the Federal Court of Appeal which have been filed by various governmental and non-governmental organizations, First Nations or other parties that seek judicial review of the recommendation of the NEB and subsequent decision by the Federal Governor in Council to conditionally approve TMEP. The petitions allege, among other things, that additional consultation, engagement or accommodation is required and that various non-economic impacts of TMEP were not adequately considered. The remedies sought include requests that the NEB recommendation be quashed, that additional consultations be undertaken, and that the order of the Governor in Council approving TMEP be quashed. After provincial elections in B.C. on May 9, 2017, the New Democratic Party and Green Party formed a majority government. The new B.C. government sought and was granted limited intervenor status in the Federal Court of Appeal proceedings to argue against the government’s approval of TMEP.  A hearing was conducted by the Federal Court of Appeal from October 2 through October 13, 2017. A decision is expected in the coming months, and is subject to potential further appeal to the Supreme Court of Canada. Although we believe that each of the foregoing appeals lacks merit, in the event an applicant is successful at the Supreme Court of Canada, among other potential impacts, the NEB recommendation or Governor in Council’s approval may be quashed, permits may be revoked, TMEP may be subject to additional significant regulatory reviews, there may be significant changes to TMEP plans, further obligations or restrictions may be implemented, or TMEP may be stopped altogether, which could materially impact the overall feasibility or economic benefits of TMEP, which in turn would have a material adverse effect on us.

In addition to the judicial reviews of the NEB recommendation report and Governor in Council’s order, two judicial review proceedings have been commenced at the Supreme Court of B.C. (the Squamish Nation and the City of Vancouver). The petitions allege a duty and failure to consult or accommodate First Nations, and generally, among other claims, that the B.C. government ought not to have approved TMEP. Each applicant seeks to quash the Environmental Assessment Certificate (“EAC”) that was issued by the B.C. Environmental Assessment Office. On September 29, 2017, the B.C. government filed evidence in support of the EAC in the judicial review proceeding involving the Squamish Nation. Hearings were conducted in October and November 2017, respectively, for the City of Vancouver and the Squamish Nation judicial review proceedings and the Court took the matters under consideration with decisions expected in the coming months. Although we believe that each of the foregoing appeals lacks merit, in the event that an applicant for judicial review is successful, among other potential impacts, the EAC may be quashed, provincial permits may be revoked, TMEP may be subject to additional significant regulatory reviews, there may be significant changes to TMEP plans, further obligations or restrictions may be imposed, or TMEP may be stopped altogether. In the event that an applicant is unsuccessful at the Supreme Court of B.C., they may further seek to appeal the decision to the B.C. Court of Appeal. Any decision of the B.C. Court of Appeal may be appealed to the Supreme Court of Canada. A successful appeal at either of these levels could result in the same types of consequences described above.

On October 26, 2017 and November 14, 2017, Trans Mountain filed motions with the NEB. The first motion sought to resolve delays experienced by Trans Mountain in obtaining preliminary plan approvals from the City of Burnaby. The second motion sought to establish an NEB process to backstop provincial and municipal processes in a fair, transparent and expedited fashion. On December 7, 2017, the NEB issued an order granting the relief requested by Trans Mountain in respect of its motion related to Burnaby (the “Burnaby Order”). On January 19, 2018, the NEB granted, in part, Trans Mountain’s second motion by establishing a generic process to hear any future motions as they relate to provincial and municipal permitting issues. On February 16, 2018, Burnaby and B.C. applied to the Federal Court of Appeal for leave to appeal the Burnaby Order. On March 23, 2018, the Federal Court of Appeal denied the application. Burnaby or B.C., or both of them, may appeal the decision to the Supreme Court of Canada. A successful appeal at the Supreme Court of Canada could result in the Burnaby Order being quashed.

On April 18, 2018, the Attorney General for British Columbia announced that B.C. will file a reference case by April 30, 2018 presenting a constitutional question to the B.C. Court of Appeal. It is anticipated that the question presented will seek to define the extent of B.C.’s constitutional jurisdiction, if any, to regulate marine or environmental risks or the flow of certain petroleum products into B.C. via federally regulated pipelines. The reference question has yet to be publicly disclosed and must be approved by the cabinet of the B.C. government before filing with the court. The federal government as well as all other provinces in Canada and interested parties will be provided with notice of the reference question and an opportunity to participate in the case. A decision by the B.C. Court of Appeal may be appealed to the Supreme Court of Canada. As a result of the filing or resolution of this or any related reference question, among other potential impacts, the project may be stopped altogether or there may be significant changes to TMEP plans. These changes could include further obligations or restrictions on the construction or operation of TMEP, or the prohibition of the construction and operation of TMEP, any one of which could materially impact the overall feasibility or economic benefits of TMEP, which in turn would have a material adverse effect on us. See Note 1 “Suspension of Non-Essential Spending on Trans Mountain Expansion Project.”

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of March 31, 2018 and December 31, 2017, we had $7.1 million and $7.3 million, respectively, accrued for our outstanding matters.

TMEP

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

On May 19, 2016, the NEB recommended that the Governor in Council approve TMEP, subject to 157 conditions. On November 29, 2016, the Governor in Council approved TMEP, and directed the NEB to issue Amending Orders AO-003-OC-2 and AO-002-OC-49, and Certificate of Public Convenience and Necessity OC-064, authorizing the construction of TMEP. On January 11, 2017, the government of B.C. announced the issuance of the EAC to Trans Mountain for the B.C. portion of TMEP. The EAC includes 37 conditions that are in addition to, and designed to supplement, the 157 conditions required by the NEB. We have spent a cumulative total, net of contributions in aid of construction, of approximately $1,135.0 million on development of TMEP as of March 31, 2018 (December 31, 2017 - $930.0 million).

We would expect to fund TMEP capital expenditures through: (i) additional borrowings under our Credit Facility; (ii) the issuance of additional Preferred Shares; (iii) the issuance of long-term notes payable; (iv) retained cash flow from operations; and (v) the issuance of additional Restricted Voting Shares; or a combination thereof. See Note 1 “Suspension of Non-Essential Spending on Trans Mountain Expansion Project.”

12.  Recent Accounting Pronouncements

ASU No. 2016-02

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires that a lessee recognizes assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 will be effective for us as of January 1, 2019. We are currently reviewing the effect of this ASU to our financial statements.

ASU No. 2016-13

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2020. We are currently reviewing the effect of this ASU to our financial statements.

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

ASU No. 2018-01

On January 25, 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic
842.” This ASU provides an optional transition on practical expedient that, if elected, would not require companies to reconsider its accounting for existing or expired land easements before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. ASU No. 2018-01 will be effective for us as of January 1, 2019, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes, and (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2017 Form 10-K.

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

In addition, as of and for the reporting periods after our IPO, Kinder Morgan’s economic interest in the Limited Partnership is reflected within “Kinder Morgan interest” in our consolidated statements of equity and consolidated balance sheets and earnings attributable to Kinder Morgan’s economic ownership interest in the Limited Partnership are presented in “Net Income Attributable to Kinder Morgan Interest” in our consolidated statements of income.

On January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” and a series of related accounting standard updates (collectively referred to as “Topic 606”) designed to create improved revenue recognition and disclosure comparability in financial statements. For more information, see Note 6 “Revenue Recognition” to our accompanying consolidated financial statements.

Recent Business Developments

Suspension of Non-Essential Spending on Trans Mountain Expansion Project

On April 8, 2018, we announced that we were suspending all non-essential activities and related spending on TMEP. We also announced that under current circumstances, specifically including the continued actions in opposition to TMEP by the B.C. government, we will not commit additional shareholder resources to TMEP. We further announced that we will consult with various stakeholders in an effort to reach agreements by May 31, 2018 that may allow TMEP to proceed without putting further KML shareholder capital at risk. The Company stated it is difficult to conceive of any scenario in which it would proceed with TMEP if an agreement is not reached by May 31, 2018. The focus in those consultations will be on two principles: clarity on the path forward, particularly with respect to the ability to construct through B.C., and adequate protection of KML shareholders.

We had previously announced a “primarily permitting” strategy for the first half of 2018, focused on advancing the permitting process, rather than spending at full construction levels, until we had obtained greater clarity on outstanding permits, approvals and judicial reviews. Rather than achieving greater clarity, TMEP is now facing unquantifiable risk. Previously, opposition by B.C. was manifesting itself largely through B.C.’s participation in an ongoing judicial review. Unfortunately, B.C. has now been asserting broad jurisdiction and reiterating its intention to use that jurisdiction to stop TMEP. B.C.’s intention in that regard has been neither validated nor quashed, and B.C. has continued to threaten unspecified additional actions to prevent TMEP success. Those actions have created even greater, and growing, uncertainty with respect to the regulatory landscape facing TMEP. In addition, the parties still await judicial decisions on challenges to the original Order in Council and the EAC approving TMEP. These items, combined with the impending approach of critical construction windows, the lead-time required to ramp up spending, and the imperative that the Company avoid incurring significant debt while lacking the necessary clarity, brought us to the decision we announced on April 8, 2018. Given the current uncertain conditions, we are not updating our cost and schedule estimate at this time. However, construction delays are likely to entail increased costs due to a variety of factors including extended personnel, equipment and facilities charges, storage charges for unused material and equipment, extended debt service, and inflation, among others.

In the event that TMEP is terminated, resulting impairments, foregone capitalized equity costs, and potential wind down costs would have a significant effect on our results of operations. Potential impairments would be recognized primarily in the period in which a decision to terminate is made.

Also, see Note 11 “Litigation and Contingencies” to our accompanying consolidated financial statements for more information on TMEP, “Information Regarding Forward Looking Statements” and Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K for a more detailed description of risks related to operating our business.

Base Line Terminal Construction Progress

In January 2018, we commenced operation of the 4.8 million barrel Base Line Terminal, a 50-50 crude oil merchant terminal joint venture between us and Keyera Corp., in Sherwood Park, Alberta (near Edmonton). The first six of twelve crude oil storage tanks were placed in service in the first quarter of 2018 with the balance of the tanks expected to be phased into service throughout the year. The facility, which is expected to be completed on-time and on-budget, is fully contracted with long-term, firm take-or-pay agreements with credit-worthy customers. Our total investment in the project is approximately $398 million, including costs associated with the construction of a pipeline segment solely funded by us. Up to an additional 1.8 million barrels may be added in a phase-two expansion of the terminal, depending on future demand.

Outlook

Our budget for 2018 contemplates that we will generate $474 million of Adjusted EBITDA and $349 million of DCF, respectively, and generate DCF to holders of Restricted Voting Shares of $0.96 per Restricted Voting Share, with an expected declared dividend of $0.65 per Restricted Voting Share. Excluding capitalized equity financing costs, Adjusted EBITDA and DCF are budgeted to be $403 million and $278 million, respectively. As previously announced, we expect to generate results for 2018 consistent with our budget, excluding the effects of capitalized financing costs.  However, actual capitalized financing costs will vary depending on the amount and timing of TMEP expenditures.

Results of Operations

Overview

We evaluate the performance of our reportable business segments by evaluating Segment EBDA. We believe that Segment EBDA is a useful measure of our operating performance because it measures segment operating results before D&A and certain expenses that are generally not controllable by our business segment operating managers, such as certain general and administrative expense, interest expense, net, and income tax expense, and prior to their pay off in the second quarter of 2017, the foreign exchange losses (or gains) on the long-term debt with affiliates (“KMI Loans”). Our general and administrative expenses include such items as employee benefits, insurance, rentals, certain litigation, and shared corporate services including accounting, information technology, human resources, and legal services. Certain general and administrative expenses attributable to Trans Mountain are billable as flow through items to shippers and result in incremental revenues.

Consolidated Earnings Results

Three Months Ended March 31,	2018	2017	Earnings increase/(decrease)
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Pipelines	63.6	56.3	7.3	13%
Terminals	53.6	54.1	(0.5)	(1)%
Total Segment EBDA(a)	117.2	110.4	6.8	6%
D&A	(36.8)	(34.8)	(2.0)	6%
Foreign exchange gain on the KMI Loans(b)	—	10.1	(10.1)	(100)%
General and administrative and corporate charges(c)	(19.2)	(18.0)	(1.2)	7%
Interest, net	(0.3)	(6.7)	6.4	(96)%
Income before income taxes	60.9	61.0	(0.1)	—%
Income tax expense	(16.5)	(14.2)	(2.3)	16%
Net income	44.4	46.8	(2.4)	(5)%
Preferred share dividends	(7.2)	—	(7.2)	n/a
Net income attributable to Kinder Morgan interest	(26.4)	(46.8)	20.4	n/a
Net income available to Restricted Voting Stockholders	10.8	—	10.8	n/a
_________
n/a - not applicable

(a)
Includes revenues and other (income) expense less operating expenses and other, net. Operating expenses primarily include operations and maintenance expenses, and taxes, other than income taxes. Segment EBDA for the three months ended March 31, 2018 and 2017 includes (i) $11.6 million and $5.5 million, respectively, of capitalized equity financing costs, and (ii) $(0.2) million and $0.8 million, respectively, of foreign exchange (losses) gains due to changes in exchange rates between the Canadian dollar and the U.S. dollar on U.S. dollar denominated balances.

(b)	The KMI Loans, which represented U.S. dollar denominated long-term notes payable with Kinder Morgan, were settled with proceeds from our IPO.

(c)	2017 amount includes $(1.2) million of certain items.

Three Months Ended March 31, 2018 vs Three Months Ended March 31, 2017

The decrease of $2.4 million (5%) from the prior year quarter in net income is primarily attributable to the change in foreign exchange gains on the KMI Loans and increased D&A, general and administrative expense and income tax expense, which was partially offset by lower interest expense primarily due to the 2017 settlement of the KMI Loans and increased earnings on the TMPL in our Pipelines business segment.

Non-GAAP Financial Measures

In addition to using financial measures prescribed by GAAP, references are made in this report to DCF, both in the aggregate and per share, and Adjusted EBITDA, which are measures that do not have any standardized meaning as prescribed by GAAP. Neither DCF nor Adjusted EBITDA should be considered an alternative to GAAP net income or any other GAAP measures and such non-GAAP measures have important limitations as an analytical tool. The computation of DCF and Adjusted EBITDA may differ from similarly titled measures used by others. Accordingly, use of such terms may not be comparable to similarly defined measures presented by other entities. Investors should not consider these non-GAAP performance measures in isolation or as a substitute for an analysis of results as reported under GAAP. The limitations of these non-GAAP performance measures are compensated for by reviewing the comparable GAAP measures, understanding the differences between the measures, and taking this information into account in our analysis and our decision making processes. Any use of DCF or Adjusted EBITDA in this management’s discussion and analysis is expressly qualified by this cautionary statement.

DCF is net income before D&A adjusted for: (i) income tax expense and cash income taxes (paid) refunded; (ii) sustaining capital expenditures (also referred to as ‘‘maintenance’’ capital expenditures); and (iii) certain items that are items required by GAAP to be reflected in net income, but typically either (a) do not have a cash impact, or (b) by their nature are separately identifiable from the normal business operations and in our view are likely to occur only sporadically (for example, certain legal settlements and casualty losses).

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

Reconciliation of Net Income to DCF

Three Months Ended March 31,	2018	2017
(In millions of Canadian dollars, except per share amounts)
Net income(a)	44.4	46.8
Add/(Subtract):
Certain items(b)	—	(6.5)
D&A	36.8	34.8
Total book taxes(c)	16.5	11.8
Cash income taxes paid	(6.8)	(0.2)
Preferred share dividends	(7.2)	—
Sustaining capital expenditures	(6.7)	(3.3)
DCF	77.0	83.4
DCF to KMI interest	(54.0)	n/a
Cash taxes attributable to Restricted Voting Stockholders	(0.6)	n/a
DCF to Restricted Voting Stockholders	22.4	n/a
Weighted average Restricted Voting Shares outstanding for dividends (in millions)(d)	104.3	n/a
DCF per Restricted Voting Share	0.215	n/a
Declared dividend per Restricted Voting Share	0.1625	n/a

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
Reconciliation of Net Income to Adjusted EBITDA

Three Months Ended March 31,	2018	2017
(In millions of Canadian dollars)
Net income(a)	44.4	46.8
Add/(Subtract):
Total certain items(b)	—	(6.5)
D&A	36.8	34.8
Total book taxes(c)	16.5	11.8
Interest, net	0.3	6.7
Adjusted EBITDA	98.0	93.6
_________
n/a - not applicable

(a)	Net income for the three months ended March 31, 2018 and 2017, includes capitalized equity financing costs of $11.6 million, and $5.5 million, respectively.

(b)
2017 amount includes foreign currency gain on the KMI Loans of $10.1 million, and General and administrative and book tax expense (income tax provision on certain items) of $1.2 million and $2.4 million, respectively.

(c)	2017 amount excludes book tax certain item of $2.4 million.

(d)
The weighted average Restricted Voting Shares outstanding for dividends calculation includes stock awards of Restricted Voting Shares that participate in dividends. Therefore, the amounts differ from the GAAP weighted average Restricted Voting Shares outstanding from the date of our formation.

Segment Earnings Results

Pipelines Segment

Three Months Ended December 31,	2018	2017
(In millions of Canadian dollars, except operating statistics)
Revenues	90.0	89.5
Operating expenses, except D&A	(37.8)	(38.7)
Other income and unrealized foreign exchange loss, net	11.4	5.5
Segment EBDA	63.6	56.3

Change from prior period	Increase/(Decrease)
Revenues	0.5	1%
Segment EBDA	7.3	13%

Operating statistics	2018	2017
TMPL transport volumes (MBbl/d)	289	307
Puget Sound transport volumes (MBbl/d)	164	157
Cochin transport volumes (MBbl/d)	85	79

Below are the changes in both Segment EBDA and revenues, in the comparable three month periods ended March 31, 2018 and 2017:

Three months ended March 31, 2018 versus Three months ended March 31, 2017
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
TMPL	5.3	11%	0.1	—%
Cochin	2.3	79%	0.4	3%
All others (including eliminations)	(0.3)	(5)%	—	—%
Total Pipelines	7.3	13%	0.5	1%

The changes in Segment EBDA for our Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA in the comparable three month periods ended March 31, 2018 and 2017:

•
increase of $5.3 million (11%) from TMPL primarily due to an increase in capitalized equity financing costs due to spending on TMEP partially offset by unfavorable timing of operating costs in 2018; and

•	increase of $2.3 million (79%) from Cochin primarily due to lower in pipeline integrity expenses and outside services costs in 2018.

Terminals Segment

Three months ended March 31,	2018	2017
(In millions of Canadian dollars, except operating statistics)
Revenues	74.2	75.0
Operating expenses, except D&A	(20.6)	(20.1)
Other expense, net	(0.1)	(1.8)
Other income and unrealized foreign exchange loss, net	0.1	1.0
Segment EBDA	53.6	54.1

Change from prior period	Increase/(Decrease)
Revenues	(0.8)	(1)%
Segment EBDA	(0.5)	(1)%

Operating statistics	2018	2017
Bulk transload tonnage (MMtonnes)(a)	0.8	1.0
Liquids leaseable capacity (MMBbl)	8.2	7.3
Liquids utilization %(b)	100%	100%
________

(a)	Includes our share of joint venture tonnage.

(b)	The ratio of our storage capacity under contract to our estimated storage capacity.

Below are the changes in both Segment EBDA and revenues in the comparable three month periods ended March 31, 2018 and 2017:

Three months ended March 31, 2018 versus Three months ended March 31, 2017
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Vancouver Wharves Terminal	(3.3)	(35)%	(5.4)	(22)%
Base Line joint venture	3.1	n/a	3.5	n/a
All others (including eliminations)	(0.3)	(1)%	1.1	2%
Total Terminals	(0.5)	(1)%	(0.8)	(1)%
________
n/a - not applicable

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Segment EBDA in the comparable three month periods ended March 31, 2018 and 2017:

•
decrease of $3.3 million (35%) from Vancouver Wharves Terminal primarily due to lower revenues as a result of lower bulk handling volumes driven by temporary third-party rail service disruptions and the impact of a customer contract buy-out, net of associated project write-off costs, recognized in first quarter 2017; and

•	increase of $3.1 million from Base Line joint venture as a result of terminal being placed into service in January 2018.

Foreign Exchange Gain on the KMI Loans

Prior to repayment of the KMI Loans utilizing proceeds from our IPO, we were exposed to foreign currency risk related to the U.S. dollar denominated KMI Loans.

General and Administrative Expense

The $2.4 million increase in general and administrative expense before certain items of $1.2 million in 2017 for the comparable quarters 2018 and 2017 was primarily driven by increased legal and audit fees related to TMEP financing activities and increased benefit costs.

Interest, net

Interest expense is presented as net of interest income and capitalized interest.

Interest, net for the first quarter of 2018 when compared with the same quarter in the prior year decreased $6.4 million, which was driven primarily by a $11.7 million decrease due to the 2017 repayment of the KMI Loans with proceeds from our IPO and a $3.0 million increase in capitalized debt financing costs partially offset by an increase of $8.2 million in interest expense, including, commitment fees, amortization of debt issue costs and interest on revolver associated with our June 2017 Credit Facility, See —“Liquidity and Capital Resources” below.

Net Income Attributable to Kinder Morgan Interest

Net income attributable to Kinder Morgan interest represents the allocation of our consolidated net income attributable to the outstanding ownership interests in our consolidated subsidiaries that are owned by Kinder Morgan’s wholly owned subsidiaries. The decrease in net income attributable to Kinder Morgan interest for the three months ended March 31, 2018 when compared with the respective prior period was $20.4 million, which was primarily attributable to the IPO and associated reduction in Kinder Morgan’s interest in us.
Income Taxes

Three Months Ended March 31, 2018 vs Three Months Ended March 31, 2017

Income tax expense for the three months ended March 31, 2018 was $16.5 million, as comparable with the 2017 income tax expense of $14.3 million. The $2.2 million increase in tax expense was primarily due to a tax valuation allowance release in 2017 related to foreign exchange gains, which had the effect of lowering 2017 income tax expense.

Liquidity and Capital Resources

General

As of March 31, 2018 and December 31, 2017, we had $100.0 million of and no outstanding borrowings under our $5.5 billion Credit Facility, respectively. As of March 31, 2018, we had $210.3 million of cash and cash equivalents, a decrease of $28.5 million (11.9%) from December 31, 2017. Our five-year Credit Facility includes: (i) a $4.0 billion Revolving Construction Facility; (ii) a $1.0 billion Revolving Contingent Facility; and (iii) a $500.0 million Revolving Working Capital Facility. On January 23, 2018, we entered into an agreement amending certain terms of the Credit Facility to, among other things, provide additional funding certainty with respect to each tranche of the Credit Facility.

We generated cash flows from operating activities of $102.4 million and $57.2 million in the three months ended March 31, 2018 and 2017, respectively (the increase of 79% is further discussed below in ‘‘—Cash Flows — Operating Activities’’).

We believe that our cash position, our cash flows from operating activities and our access to cash through our $500.0 million Working Capital Facility are adequate to manage our day-to-day cash requirements.

Short-term Liquidity and Long-term Financing

As of March 31, 2018 and December 31, 2017, our principal source of short-term liquidity was cash from operating activities. We had a working capital (defined as current assets less current liabilities) deficit of $133.1 million and excess of $42.3 million as of March 31, 2018 and December 31, 2017, respectively. Generally, our working capital balance varies due to factors such as timing differences in the collection and payment of receivables and payables, and changes in our cash and cash equivalent balances after payments for investing activities net of cash received from operating and financing activities.

Since the IPO, we have utilized our own funding sources for TMEP’s capital expenditures. However, on April 8, 2018, we announced that we had suspended non-essential spending on TMEP (see “—Recent Business Developments—Suspension of

Non-Essential Spending on Trans Mountain Expansion Project”). If the suspension is lifted and a decision is made to proceed with TMEP construction after May 31, 2018, we expect to operate with a working capital deficit during its construction and fund TMEP capital expenditures with (i) additional borrowings under our Credit Facility; (ii) the issuance of additional Preferred Shares; (iii) the issuance of long-term notes payable; (iv) retained cash flow from operations; and (v) the issuance of additional Restricted Voting Shares; or (vi) a combination thereof. We are also in a position to utilize the $500.0 million Working Capital Facility, of which $447.0 million is available after reducing the capacity for the $53.0 million in letters of credit, for general corporate purposes, including the funding of growth capital expenditures for expansion projects other than TMEP. In the event that TMEP is terminated, we are prepared to replace the Credit Facility with alternative funding sources for capital expenditures and general corporate purposes.

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

Our capital expenditures for the nine months ended March 31, 2018, and the amount that is expected to be spent to sustain and grow KML for the remainder of 2018 are as follows assuming a decision is made to proceed with the TMEP construction:

	Three Months Ended March 31, 2018	2018 Remaining	Total 2018
(In millions of Canadian dollars)
Sustaining capital expenditures	6.7	55.3	62.0
Expansion capital expenditures(a)(b)	239.7	1,436.6	1,676.3
________

(a)	Three months ended March 31, 2018 includes $72.5 million of net changes from accrued capital expenditures, contractor retainage, capitalized equity financing costs and other.

(b)	Three months ended March 31, 2018, 2018 Remaining and Total 2018 amounts include approximately $205.0 million, $1,328.3 million and $1,537.7 million, respectively, on development of TMEP.

Off Balance Sheet Arrangements

There have been no material changes in our contractual obligations that would affect the disclosures presented in our audited consolidated financial statements as of December 31, 2017 in our 2017 Form 10-K.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented:

Three months ended March 31,	2018	2017
(In millions of Canadian dollars)
Net cash provided by (used in):
Operating activities	102.4	57.2
Investing activities	(176.7)	(46.5)
Financing activities	46.6	—
Effect of exchange rate changes on cash, cash equivalents and restricted deposits	(0.6)	(0.3)
Net (decrease) increase in cash, cash equivalents and restricted deposits	(28.3)	10.4

Operating Activities

The net increase of $45.2 million (79%) in cash provided by operating activities in the three months ended March 31, 2018 compared to the same period in 2017 was primarily attributable to:

•
a $50.4 million net increase in cash associated with net changes in operating assets and liabilities, primarily attributable to increases in cash due to favorable changes in the collections and refunds of Westridge Marine Terminal dock premiums, and due to net favorable changes in the collection of trade and affiliate receivables and payables. These increases are partially offset by a decrease in cash due to the timing of interest payments made on the KMI Loans that were paid off in the second quarter of 2017; and

•
a $5.2 million decrease in operating cash flow resulting from the combined effects of adjusting the $2.4 million decrease in net income for the period-to-period increase in non-cash items primarily consisting of the following: (i) the change in the foreign exchange rate primarily on the KMI Loans; (ii) D&A expense; (iii) deferred income taxes; (iv) capitalized equity financing costs; and (v) other non-cash items.

Investing Activities

The $130.2 million net increase in cash used in investing activities in the three months ended March 31, 2018 compared to the same period in 2017 was primarily attributable to a $131.8 million increase in capital expenditures for TMEP and other expansion projects.

Financing Activities

The net increase of $46.6 million in cash provided by financing activities in the three months ended March 31, 2018, compared to the same period in 2017 was primarily attributable to:

•	$100.0 million of proceeds from issuances of debt under our Credit Facility in the 2018 period; partially offset by,

•	$31.0 million of cash distributions paid to the Kinder Morgan interests in the 2018 period;

•	$11.8 million of cash dividends paid to Restricted Voting Stockholders in the 2018 period;

•	$6.1 million of cash dividends paid to preferred shareholders in the 2018 period; and

•	$4.5 million of payments associated with debt and preferred shares issuance costs in the 2018 period.

Equity, Dividends and Distributions

As of both March 31 and April 24, 2018, we had (i) 103.7 million and 243.4 million of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value for an aggregate of 347,100,000.0 million voting shares outstanding (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively, and (iii) 0.8 million of restricted stock awards outstanding.

Dividends and Distributions on Restricted Voting Shares and Special Voting Shares

The Limited Partnership currently makes quarterly cash distributions to the Company (as an indirect holder of Class A
Units and Preferred LP Units, through the General Partner) and to Kinder Morgan (as an indirect holder of Class B Units) in accordance with the terms of the Limited Partnership Agreement. Distributions are not guaranteed and are subject to the approval of the General Partner. To the extent distributions are approved, all distributions on the Class A Units and Preferred LP Units are immediately distributed by the General Partner to the Company, which then uses such distributions to pay dividends to the holders of (i) then outstanding Preferred Shares of the Company (currently being Series 1 Preferred Shares and Series 3 Preferred Shares) pursuant to the terms of such Preferred Shares, and (ii) Restricted Voting Shares pursuant to the Company's dividend policy.

The Company has implemented a dividend and distributions reinvestment plan (“DRIP”) pursuant to which Canadian-resident holders of Restricted Voting Shares may elect to have all cash dividends of the Company payable to any such shareholder automatically reinvested in additional Restricted Voting Shares at a discount. Kinder Morgan, as the sole indirect holder of Class B Units, has the right to reinvest all or a portion of its distributions into additional Class B Units on the same economic terms as a holder of Restricted Voting Shares that participates in the DRIP.

For 2018, we expect to pay a dividend of $0.65 per Restricted Voting Share.

Dividends on Series 1 Preferred Shares and Series 3 Preferred Shares

We also pay dividends on our 12,000,000 Series 1 Preferred Shares and 10,000,000 Series 3 Preferred Shares which are fixed, cumulative, preferential, and payable quarterly in the annual amount of $1.3125 per share and $1.3000 per share, respectively, on the 15th day of February, May, August and November, as and when declared by our board of directors, for the initial fixed rate period to but excluding November 15, 2022 and February 15, 2023, respectively.

Also, see Note 3. “Equity” to our consolidated financial statements for information concerning outstanding Restricted Voting Shares (and associated restricted stock awards), Special Voting Shares and Preferred Shares, and 2018 paid and declared dividends and distributions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2017, in Item 7A in our 2017 Form 10-K. For more information on our risk management activities, see Item 1, Note 5 “Risk Management and Financial Instruments” to our consolidated financial statements.

Item 4. Controls and Procedures.

As of March 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 11 “Litigation, Commitments and Contingencies” to our interim consolidated financial statements.

Item 1A. Risk Factors.

See Item 2. “Management’s Discussion and Analysis—Recent Business Developments—Suspension of Non-Essential Spending on Trans Mountain Expansion Project” included elsewhere in this report. There have been no other material changes to the risk factors disclosed in Part I, Item 1A in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number Description

10.1	2017 Restricted Share Unit Plan for Employees

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) our Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; (v) our Consolidated Statements of Equity for the three months ended March 31, 2018 and 2017; and (vi) the notes to our Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN CANADA LIMITED Registrant

By: /s/ DAX A. SANDERS
Dax A. Sanders Chief Financial Officer (principal financial and accounting officer)
Date:	April 25, 2018