Form 10-Q
period 2018-06-30
Kinder Morgan Canada Ltd
filed 2018-07-25
CIK 1714973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” (in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☑   Smaller reporting company ☐ Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
 As of July 24, 2018, the registrant had 104,023,460 Restricted Voting Shares and 244,061,460 Special Voting Shares outstanding.

EXPLANATORY NOTE

Capitalized terms used throughout this document are defined in “Glossary” below. References to “we,” “us,” “our” and the “Company” are to Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries. We state our financial statements in Canadian dollars. References in this document to “dollars,” “$” or “CAD$” are to the currency of Canada, and references to “U.S.$” or “U.S. dollar” are to the currency of the U.S.

GLOSSARY

Company Abbreviations
Class A Units	=	the Class A limited partnership units of the Limited Partnership
Class B Units	=	the Class B limited partnership units of the Limited Partnership
Cochin	=	Canadian portion of the U.S. and Canadian Cochin pipeline system
General Partner	=	Kinder Morgan Canada GP Inc.
IPO	=	Initial Public Offering of KML’s Restricted Voting Shares in May 2017
Jet Fuel	=	Jet Fuel pipeline system
KMCI	=	Kinder Morgan Canada Inc.
KML	=	Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries
Kinder Morgan or KMI	=	Kinder Morgan, Inc.
Limited Partnership	=	Kinder Morgan Canada Limited Partnership
LP Units	=	collectively, the Class A Units and the Class B Units
Preferred LP Units	=	the preferred limited partnership units in the Limited Partnership
Puget Sound	=	Puget Sound pipeline system
Restricted Voting Shares	=	the restricted voting shares in the capital of KML
Series 1 Preferred Shares	=	the 12,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 1 in the capital of KML
Series 3 Preferred Shares	=	the 10,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 3 in the capital of KML
Preferred Shares	=	collectively all outstanding preferred shares in the capital of KML (if and when issued)
Special Voting Shares	=	the special voting shares in the capital of KML
TMEP	=	Trans Mountain Expansion Project
TMPL	=	Trans Mountain pipeline system
Trans Mountain	=	Trans Mountain Pipeline ULC

Common Industry and Other Terms
/d	=	per day
Adjusted EBITDA	=	adjusted earnings before interest expense, taxes, depreciation and amortization
B.C.	=	the Province of British Columbia
bpd	=	barrels per day
DCF	=	distributable cash flow
D&A	=	depreciation and amortization
EBDA	=	earnings before depreciation and amortization expenses
FASB	=	Financial Accounting Standards Board
GAAP or U.S. GAAP	=	United States Generally Accepted Accounting Principles
MBbl	=	thousand barrels
MMBbl	=	million barrels
MMtonnes	=	million metric tonnes.
NEB	=	National Energy Board
U.S.	=	United States of America

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
Our business, financial condition and results of operations, including our ability to pay cash dividends, are substantially dependent on our financial condition and results of operations. As a result, factors or events that impact our business are likely to have a commensurate impact on us, the market price and value of the Restricted Voting Shares, Preferred Shares, and our ability to pay dividends.
Forward-looking statements in this report include statements, express or implied, concerning, without limitation: the sale of the TMPL and TMEP, including timing of the sale's completion and use of net proceeds from the sale; the Base Line Terminal and Vancouver Wharves expansion projects, including completion or potential termination of such projects, anticipated costs, scheduling and in-service dates, future benefits and utilization, anticipated project returns and the impacts of such projects; remaining performance obligations for contracted revenue; litigation and contingencies, including anticipated liability, resolution and outcome of such actions and proceedings.
See Item 2. “Management’s Discussion and Analysis—Recent Business Developments—Pending Sale of TMPL and TMEP to the Government of Canada” included in this report, and “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. You should keep these risk factors in mind when considering forward-looking statements. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. Unless otherwise indicated herein in respect of forecasts and forward looking guidance relating to TMEP, we plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

Important Information Regarding the Proposed Transaction

This report is neither a solicitation of a proxy nor an offer to purchase nor a solicitation of an offer to sell any securities. This report is also not a substitute for any proxy statement or other filings that may be made with the Securities Exchange Commission (the “SEC”) with respect to the proposed sale of the TMPL and TMEP described under Item 2. “Management’s Discussion and Analysis-Recent Business Developments-Pending Sale of TMPL and TMEP to the Government of Canada”. Approval of the proposed transaction will be submitted to the Company’s shareholders for their consideration, and the Company will file a definitive proxy statement to be used to solicit shareholder approval of the transaction with the SEC and on SEDAR. Detailed information about the transaction will be contained in the definitive proxy statement and other documents to be filed with the SEC and on SEDAR and mailed to shareholders prior to the meeting.

Important Additional Information Regarding the Proposed Transaction Will Be Filed with the SEC and on SEDAR

The Company plans to file with the SEC and on SEDAR and mail to its shareholders a definitive proxy statement in connection with the proposed sale of the TMPL and TMEP. The proxy statement will contain important information about the proposed purchaser, the Company, the transaction and related matters. Investors and security holders are urged to read the definitive proxy statement carefully when it is available.
Investors and security holders will be able to obtain free copies of the definitive proxy statement and other documents filed with the SEC by the Company through the web site maintained by the SEC at www.sec.gov or on the Company’s website at https://ir.kindermorgancanadalimited.com/, and under the Company’s profile on SEDAR at www.sedar.com.
The Company and its directors and executive officers may be deemed to be participants in the solicitation of proxies in respect of the transactions contemplated by the acquisition agreement. Information regarding the Company’s directors and executive officers is contained in the 2017 Form 10-K and KML’s information circular and proxy statement for its 2018 Annual Meeting of Shareholders, which are filed with the SEC. A more complete description will be available in the proxy statement to be used to solicit shareholder approval of the transaction.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF INCOME (In millions of Canadian dollars, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Services	177.6	168.5	341.5	332.5
Product sales and other	0.4	0.2	0.7	0.7
Total Revenues	178.0	168.7	342.2	333.2

Operating Costs, Expenses and Other
Operations and maintenance	55.2	55.9	104.3	104.9
Depreciation and amortization	38.2	35.6	75.0	70.4
General and administrative	20.4	15.3	38.8	32.3
Taxes, other than income taxes	9.5	9.8	18.8	19.6
Other (income) expense, net	(8.5)	0.4	(8.4)	2.2
Total Operating Costs, Expenses and Other	114.8	117.0	228.5	229.4

Operating Income	63.2	51.7	113.7	103.8

Other Income (Expense)
Interest, net	(56.9)	(2.9)	(57.2)	(9.6)
Foreign exchange loss	(0.2)	(16.0)	(0.4)	(5.1)
Capitalized equity financing costs	13.5	6.3	25.1	11.8
Other, net	(0.9)	(0.5)	(1.6)	(1.3)
Total Other Income	(44.5)	(13.1)	(34.1)	(4.2)

Income Before Income Taxes	18.7	38.6	79.6	99.6

Income Tax Expense	(5.0)	(13.5)	(21.5)	(27.7)

Net Income	13.7	25.1	58.1	71.9

Preferred share dividends	(7.2)	—	(14.4)	—

Net Income Attributable to Kinder Morgan Interest	(4.7)	(20.9)	(31.1)	(67.7)

Net Income Available to Restricted Voting Stockholders	1.8	4.2	12.6	4.2

Restricted Voting Shares
Basic and Diluted Earnings Per Restricted Voting Share	0.02	0.11	0.12	0.11

Basic and Diluted Weighted Average Restricted Voting Shares Outstanding	103.8	38.8	103.7	38.8

Dividends Per Restricted Voting Share Declared for the Period	0.1625	0.0571	0.3250	0.0571

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of Canadian dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	13.7	25.1	58.1	71.9

Other comprehensive income (loss)
Benefit plans	0.4	(1.0)	1.1	(0.6)
Foreign currency translation adjustments	1.1	—	2.3	(0.5)

Total other comprehensive income (loss)	1.5	(1.0)	3.4	(1.1)
Comprehensive income	15.2	24.1	61.5	70.8

Comprehensive income attributable to Kinder Morgan interest	(5.7)	(67.1)	(33.4)	(67.1)

Comprehensive income (loss) attributable to Kinder Morgan Canada Limited	9.5	(43.0)	28.1	3.7

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED CONSOLIDATED BALANCE SHEETS (In millions of Canadian dollars, except share and per share amounts) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	227.2	238.8
Accounts receivable	76.2	69.3
Prepayments	28.9	10.0
Inventories	13.6	13.1
Other current assets	8.6	9.4
Total current assets	354.5	340.6

Property, plant and equipment, net	4,065.2	3,708.0
Goodwill	248.0	248.0
Regulatory assets	28.0	22.7
Deferred charges and other assets	68.0	133.4
Total Assets	4,763.7	4,452.7

LIABILITIES AND EQUITY
Current liabilities
Credit facility (Note 2)	132.6	—
TMPL Non-recourse credit agreement (Note 2)	114.5	—
Accounts payable	185.2	152.1
Regulatory liabilities	113.1	107.9
Other current liabilities	61.8	38.3
Total current liabilities	607.2	298.3

Long-term liabilities and deferred credits
Deferred income taxes	331.7	339.5
Pension and postretirement benefits	75.4	75.4
Regulatory liabilities	76.8	43.3
Deferred revenues	64.4	53.5
Other deferred credits	4.7	5.1
Total long-term liabilities and deferred credits	553.0	516.8
Total Liabilities	1,160.2	815.1

Commitments and contingencies (Notes 1, 2 and 11)

Equity
Preferred share capital, 12,000,000 shares of Series 1 and 10,000,000 shares of Series 3, issued and outstanding (Note 3)	537.2	537.2
Restricted Voting Share capital, 104,023,460 and 103,366,905 Restricted Voting Shares, respectively, issued and outstanding (Note 3)	1,720.3	1,707.5
Retained deficit	(790.2)	(770.0)
Accumulated other comprehensive loss	(7.7)	(8.8)
Total Kinder Morgan Canada Limited equity	1,459.6	1,465.9
Kinder Morgan interest, 244,061,460 and 242,882,897 Special Voting Shares, respectively, issued and outstanding (Note 3)	2,143.9	2,171.7
Total Equity	3,603.5	3,637.6
Total Liabilities and Equity	4,763.7	4,452.7

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of Canadian dollars)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	58.1	71.9
Non-cash items:
Depreciation and amortization	75.0	70.4
Deferred income taxes	(8.2)	26.9
Capitalized equity financing costs	(25.1)	(11.8)
Unrealized foreign exchange (gain) loss	(0.7)	4.9
Write-off of unamortized debt issuance costs	60.5	—
Other non-cash items	0.6	3.5
Change in operating assets and liabilities (Note 10)	30.1	(92.2)
Cash provided by operating activities	190.3	73.6

Investing Activities
Capital expenditures	(349.1)	(214.1)
Contributions to trusts	(7.0)	(8.4)
Sales of property, plant and equipment, net of removal costs	16.1	0.5
Cash used in investing activities	(340.0)	(222.0)

Financing Activities
Issuances of debt	347.2	189.2
Repayments of debt	(100.1)	—
Proceeds received from IPO, net	—	1,673.9
Repayments of debt with affiliates	—	(1,607.1)
Cash dividends - restricted shares	(22.9)	—
Dividends - preferred shares	(13.3)	—
Distributions - Kinder Morgan interest	(62.0)	—
Debt and preferred shares issuance costs	(9.2)	(72.5)
Cash provided by financing activities	139.7	183.5

Effect of exchange rate changes on cash, cash equivalents and restricted deposits	(1.3)	(0.2)

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(11.3)	34.9
Cash, Cash Equivalents and Restricted Deposits, beginning of period	239.5	160.3
Cash, Cash Equivalents and Restricted Deposits, end of period	228.2	195.2

Cash and Cash Equivalents, beginning of period	238.8	159.0
Restricted Deposits, beginning of period	0.7	1.3
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	239.5	160.3

Cash and Cash Equivalents, end of period	227.2	193.7
Restricted Deposits, end of period	1.0	1.5
Cash, Cash Equivalents, and Restricted Deposits, end of period	228.2	195.2

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(11.3)	34.9

Supplemental Disclosures of Cash Flow Information
Cash paid including to affiliates during the period for interest (net of capitalized interest)	—	65.4
Cash paid during the period for income taxes	9.2	0.4
Non-cash Investing and Financing Activities
Increase in property, plant and equipment from both accruals and contractor retainage	70.9	31.9
Increase (decrease) in property, plant and equipment due to foreign currency translation adjustments	1.9	(2.0)

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred share capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at December 31, 2017	22.0	103.4	242.9	537.2	1,707.5	(770.0)	(8.8)	2,171.7	3,637.6
Net income						27.0		31.1	58.1
Preferred share dividend						(13.3)			(13.3)
Restricted voting share dividends						(33.9)			(33.9)
Special voting share distributions								(81.8)	(81.8)
Dividend/Distribution reinvestment plan		0.6	1.2		11.0			19.8	30.8
Stock-based compensation					2.6				2.6
Other					(0.8)			0.8	—
Other comprehensive income							1.1	2.3	3.4
Balance at June 30, 2018	22.0	104.0	244.1	537.2	1,720.3	(790.2)	(7.7)	2,143.9	3,603.5

	Issued shares (in millions)		Canadian dollars (in millions)
	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Equity attributable to Kinder Morgan pre-IPO	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at December 31, 2016	—	—	1,475.0	—	(13.1)	(25.9)	—	1,436.0
Activity attributable to Kinder Morgan prior to IPO:
Equity interests issued			126.9					126.9
Distribution			(261.7)					(261.7)
Issuance of restricted voting shares	102.9			1,750.0				1,750.0
Issuance of special voting shares and reallocation of Kinder Morgan pre-IPO carrying basis		242.1	(1,340.2)		13.1	25.9	1,301.2	—
Reallocation of equity on common control transaction					(777.9)	(7.5)	785.4	—
Net income					4.2		67.7	71.9
Equity issuance fees				(69.7)				(69.7)
Deferred tax liability adjustment on IPO				18.8				18.8
Other comprehensive loss						(0.5)	(0.6)	(1.1)
Balance at June 30, 2017	102.9	242.1	—	1,699.1	(773.7)	(8.0)	2,153.7	3,071.1

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

As of June 30, 2018, we have two business segments: (i) the Pipelines segment, which includes the TMPL that currently transports approximately 300,000 bpd of crude oil and refined petroleum from Edmonton, Alberta to Burnaby, B.C.; Puget Sound serving the state of Washington; Jet Fuel pipeline serving the Vancouver International Airport; KMCI, the employer of Canadian staff; and Cochin, a 12-inch diameter multi-product pipeline which spans approximately 1,000 kilometers in Saskatchewan and Alberta; and (ii) the Terminals segment, which includes the ownership or operation of liquid product merchant storage and rail terminals in the Edmonton, Alberta market as well as a predominantly dry cargo import/export facility in Vancouver, B.C.

Pending Sale of TMPL and TMEP to the Government of Canada

On May 29, 2018, we announced that the Government of Canada had agreed to purchase from us the TMPL, TMEP, Puget Sound, and KMCI, the Canadian employer of our staff that operate the business and assets to be sold, for $4.5 billion (the “Transaction”), subject to certain adjustments as provided in the share and unit purchase agreement (the “Purchase Agreement”).

As part of the Purchase Agreement, the Government of Canada has agreed to fund the resumption of TMEP planning and construction work by guaranteeing TMEP's expenditures under a separate Federal Government recourse credit facility until the Transaction closes. The parties expect to close the Transaction late in the third quarter or early fourth quarter of 2018, subject to our shareholder and applicable regulatory approvals. Upon our shareholder’s approval of the Transaction, the results of operations of the assets sold will be presented as discontinued operations in our future consolidated financial statements and the Transaction is expected to result in a gain.

On July 3, 2018, we filed a six-month outlook summary schedule of our construction plans for the TMEP with the NEB, reflecting both ongoing and planned work. The filed plan is consistent with the "2018 Work Plan" that we agreed on with the Government of Canada.

After the closing of the Transaction, we will continue to manage a portfolio of strategic infrastructure assets across Western Canada, including (i) the crude terminal facilities, which constitute one of the largest merchant terminal storage positions in the Edmonton market and one of the largest origination crude by rail loading facilities in North America; (ii) the Vancouver Wharves Terminal, one of the largest mineral concentrate export/import facilities on the west coast of North America; (iii) Jet Fuel pipeline; and (iv) Cochin.

Also, see Note 2 “Debt” for information on our temporary Credit Facilities and Note 11 “Litigation and Contingencies” for information on the TMEP litigation.

Basis of Presentation

General

In January 2018, we completed the registration of our Restricted Voting Shares pursuant to Section 12(g) of the United States Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the reporting requirements of Section 13(a) of the Exchange Act.

We have prepared the accompanying unaudited consolidated financial statements in accordance with the accounting principles contained in the FASB Accounting Standards Codification, the single source of U.S. GAAP and referred to in this report as the Codification. U.S. GAAP means generally accepted accounting principles that the SEC has identified as having substantial authoritative support, as supplemented by Regulation S-X under the Exchange Act, as amended from time to time. Under such rules and regulations, all significant intercompany items have been eliminated in consolidation.

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
Unless otherwise noted, amounts are stated in Canadian dollars, which is the functional currency of most of our operations.

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

Prior to the IPO, Kinder Morgan controlled all of our equity which is presented as “Equity attributable to Kinder Morgan pre-IPO” in our statement of equity for the six months ended June 30, 2017. For the periods after the IPO, “Kinder Morgan interest” is separately presented in our consolidated statement of equity for the six months ended June 30, 2018 and 2017, and includes its share of our net income and other comprehensive loss, along with its Class B Units distributions and distribution reinvestment plan activities.

Accounting Policy Changes

Adoption of New Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Updates (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and a series of related accounting standard updates designed to create improved revenue recognition and disclosure comparability in financial statements. For more information, see Note 6.

On January 1, 2018, we retroactively adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires the statements of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning of period and end of period amounts presented on the statements of cash flows. The retrospective application of this new accounting guidance resulted in a decrease of $0.2 million in “Cash used in investing activities,” an increase of $1.3 million in “Cash, Cash Equivalents, and Restricted Deposits, beginning of the period,” and an increase of $1.5 million in “Cash, Cash Equivalents, and Restricted Deposits, end of period” in our accompanying consolidated statement of cash flows from what was previously presented for the quarterly period ended June 30, 2017.

On January 1, 2018, we adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715).”  This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost, allows only the service cost component of net benefit cost to be eligible for capitalization, and establishes how to present the service cost component and the other components of net benefit cost in the income statement.  Topic 715 required us to retrospectively reclassify $1.0 million and $2.0 million of other components of net benefit costs (excluding the service cost component) from “General and administrative” to “Other, net” in our accompanying consolidated statement of income for the three and six months ended June 30, 2017, respectively.  We prospectively applied Topic 715 related to net benefit costs eligible for capitalization.

2. Debt

Credit Facilities

Pursuant to the Transaction described in Note 1, on May 30, 2018, approximately $100.0 million of borrowings outstanding under our June 16, 2017 revolving credit facilities (the “2017 Credit Facility”) were repaid, the underlying credit facilities were terminated, and approximately $60.5 million of unamortized financing costs associated with the 2017 Credit Facility that were being amortized as interest expense over its term were written off.

On May 30, 2018 and concurrently with the termination of our 2017 Credit Facility, we completed a credit agreement with Royal Bank of Canada, as administrative agent, and the lenders party thereto (the “2018 Credit Agreement”) establishing a $500.0 million revolving credit facility (the “2018 Credit Facility”), for general corporate purposes, including working capital. The approximate $100.0 million of borrowings outstanding under the terminated 2017 Credit Facility were repaid pursuant to an initial drawdown under the 2018 Credit Facility

The 2018 Credit Facility will mature on the earlier of (i) the date of the closing of the Transaction or (ii) May 29, 2020. Depending on the type of loan requested by us, interest on loans outstanding will be calculated based on (i) a Canadian prime rate of interest plus 0.20% per annum; (ii) a U.S. base rate of interest plus 0.20% per annum; (iii) LIBOR plus 1.20% per annum; or (iv) bankers’ acceptance fees plus 1.20% per annum. Standby fees for the unused portion of the 2018 Credit Facility will be calculated based on a rate of 0.24% per annum.

The Credit Agreement contains various financial and other covenants that apply to us and our subsidiaries and are common in such agreements, including a maximum ratio of consolidated total funded debt to consolidated capitalization of 70% and restrictions on the our ability to incur debt, grant liens, make dispositions (although the Transaction is specifically permitted), engage in transactions with affiliates, make restricted payments, make investments, enter into sale leaseback transactions, amend their organizational documents and engage in corporate reorganization transactions.

In addition, the Credit Agreement contains customary events of default, including non-payment; non-compliance with covenants (in some cases, subject to grace periods); payment default under, or acceleration events affecting, certain other indebtedness; bankruptcy or insolvency events involving us or guarantors; and changes of control. If an event of default under the Credit Agreement exists and in continuing, the lenders could terminate their commitments and accelerate the maturity of our outstanding obligations under the Credit Agreement.

On June 14, 2018, our subsidiary, TMPL, as the borrower, entered into new, non-revolving, unsecured construction credit agreement (the “TMPL Non-recourse Credit Agreement”) among TMPL, Royal Bank of Canada (“RBC”), as administrative agent (“Agent”), and The Toronto-Dominion Bank (together with RBC, the “Lenders”) in an aggregate principal amount of up to approximately $1 billion to facilitate the resumption of the TMEP planning and construction work until closing of the Transaction.  The TMPL Non-recourse Credit Agreement provides for a maturity date on the earliest to occur of (i) completion of the Transaction or another disposition of our interest in the entities or material assets that are subject to the Transaction; (ii) termination of the Purchase Agreement; (iii) assignment by us of our rights and obligations under the Purchase Agreement; or (iv) December 31, 2018.

The payment obligations of TMPL to the Agent and the Lenders under the TMPL Non-recourse Credit Agreement are guaranteed by Her Majesty in Right of Canada (“Guarantor”) pursuant to an unconditional and irrevocable guarantee (“Guarantee”). The TMPL Non-recourse Credit Agreement is non-recourse to TMPL, its subsidiaries, KML or Kinder Morgan, or any of their respective property, assets and undertakings; the Agent and the Lenders’ sole recourse is to the Guarantor under the Guarantee.

In connection with the TMPL Non-recourse Credit Agreement and the Guarantee, TMPL and our subsidiary, Kinder Morgan Cochin ULC (“KMCU”), entered into an indemnity agreement (the “Indemnity Agreement”) in favor of the Guarantor obligating TMPL to reimburse and indemnify the Guarantor for amounts paid under and pursuant to the Guarantee in certain very limited circumstances. In addition, the Indemnity Agreement includes, for the benefit of the Guarantor, limited rights to indemnification in the event of inaccuracies in certain representations, or the failure of KMCU to perform certain covenants, under the Purchase Agreement.  Except for the indemnities referred to in this paragraph and certain other limited exceptions, the Guarantor has no recourse to TMPL or KMCU under the Indemnity Agreement. Separately, KML and KMCU entered into an Indemnity Agreement, obligating TMPL to reimburse and indemnify the Guarantor for amounts paid under and pursuant to the Guarantee in certain very limited circumstances.

As security for TMPL’s and KMCU’s limited recourse obligations under the Indemnity Agreement, TMPL and its subsidiaries granted second ranking security in favor of the Guarantor against their respective assets, and KMCU granted a limited recourse pledge of its equity in TMPL and the general partner thereof.

Also, as of June 30, 2018, we had $132.6 million and $114.5 million outstanding borrowings under our 2018 Credit Facility and TMPL Non-recourse Credit Agreement, respectively, for total borrowings of $247.1 million. As of December 31, 2017, we had no borrowings outstanding under our 2017 Credit Facility. Prior to May 30, 2018, the weighted average interest rate on our 2017 Credit Facility borrowings was 3.24%. As of June 30, 2018, the weighted average interest rates on our 2018 Credit Facility and TMPL Non-recourse Credit Agreement borrowings were 2.86% and 2.00%, respectively. For the three and six months ended June 30, 2018 and 2017, we incurred standby fees of $2.8 million, $6.8 million, $0.7 million and $0.7 million, respectively.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our debt balances are disclosed below:

	June 30, 2018
	Carrying value	Estimated fair value
(In millions of Canadian dollars)
Total debt	247.1	247.1

Level 2 input values were used to measure the estimated fair value of the long term debt balance as of June 30, 2018.

3. Equity

As of June 30, 2018, we had (i) 104.0 million and 244.1 million of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value, for an aggregate of 348.1 million voting shares outstanding, (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively, and (iii) 0.8 million of restricted stock awards outstanding.

Preferred Share Dividends

The following table provides information regarding dividends declared and paid, or to be paid, as applicable, on our Preferred Shares during the six months ended June 30, 2018:

Period	Total Series 1 quarterly dividend per share for the period	Total Series 3 quarterly dividend per share for the period(a)	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash
(In millions of Canadian dollars, except per share amounts)
November 15, 2017 to February 14, 2018 (a)	0.328125	0.22082	January 17, 2018	January 31, 2018	February 15, 2018	6.1
February 15, 2018 to May 14, 2018	0.328125	0.325	April 18, 2018	April 30, 2018	May 15, 2018	7.2
May 15, 2018 to August 14, 2018	0.328125	0.325	July 18, 2018	July 31, 2018	August 15, 2018
________
(a) Series 3 per share amount reflects that the shares were outstanding for 62 days during the period ended February 14, 2018.

Restricted Voting Share Dividends

The following table provides information regarding dividends declared and paid, or to be paid, as applicable, on our Restricted Voting Share during the six months ended June 30, 2018.

For the three month period ended	Dividend rate per share	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash(a)	Total amount of dividends paid in form of additional shares
					(In millions of Canadian dollars)
December 31, 2017	0.1625	January 17, 2018	January 31, 2018	February 15, 2018	11.8	5.1
March 31, 2018	0.1625	April 18, 2018	April 30, 2018	May 15, 2018	11.1	5.9
June 30, 2018	0.1625	July 18, 2018	July 31, 2018	August 15, 2018
________

(a)	Amount includes notional dividends on outstanding restricted stock awards of $0.3 million.

Kinder Morgan Interest Distributions

The following table provides information regarding distributions declared and paid, or to be paid, as applicable, to Kinder Morgan during the six months ended June 30, 2018.

For the three month period ended	Dividend rate per share	Date of declaration	Date of distribution	Total amount of distribution paid in cash	Total amount of distribution paid in form of additional shares
				(In millions of Canadian dollars)
December 31, 2017	0.1625	January 17, 2018	February 15, 2018	31.0	9.9
March 31, 2018	0.1625	April 18, 2018	May 15, 2018	31.0	9.9
June 30, 2018	0.1625	July 18, 2018	August 15, 2018

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

The following table sets forth the allocation of net income available to shareholders of Restricted Voting Shares and participating securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Net Income Available to Restricted Voting Stockholders	1.8	4.2	12.6	4.2
Participating securities:
Less: Net income allocated to restricted stock awards(a)	(0.1)	—	(0.2)	—
Net Income Allocated to Restricted Voting Stockholders	1.7	4.2	12.4	4.2

Basic Weighted Average Restricted Voting Shares Outstanding	103.8	38.8	103.7	38.8
Basic Earnings Per Restricted Voting Share	0.02	0.11	0.12	0.11
_______

(a)	As of June 30, 2018, there were approximately 0.8 million unvested restricted stock awards.

For the three and six months ended June 30, 2018, the weighted average maximum number of potential Restricted Voting Share equivalents of 0.8 million unvested restricted stock awards are antidilutive and, accordingly, are excluded from the determination of diluted earnings per Restricted Voting Share.

4. Transactions with Related Parties

Affiliate Activities

The following table summarizes our related party income statement activity. Revenues, operating costs and capitalized costs are under normal trade terms.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Income Statement location
Revenues-Services(a)	15.3	14.8	30.7	29.6
Operations and maintenance and general and administrative expenses	2.8	0.1	4.7	1.2
Interest expense(b)	—	7.9	—	19.6
Other
Capitalized costs from affiliates in property, plant and equipment	0.1	2.0	0.3	4.0
_________

(a)	Amounts represent sales to a customer who is a related party through joint ownership of a joint venture.

(b)	2017 amounts primarily represent interest on long-term debt with affiliates (“KMI Loans”) that was repaid with proceeds from our IPO.

Accounts receivable and payable

Accounts receivable-affiliate and accounts payable-affiliate are non-interest bearing and are settled on demand and, since our IPO, primarily settled monthly. The following table summarizes our affiliate balances:

	June 30,	December 31,
	2018	2017
(In millions of Canadian dollars)
Accounts receivable(a)	13.7	9.0
Contract accounts receivable(b)	1.0	—
Accounts payable(c)	0.8	0.7
________

(a)	Included in “Accounts receivable” on our accompanying Consolidated Balance Sheets.
(b) Included in “Other current assets” on our accompanying Consolidated Balance Sheets.
(c) Included in “Accounts payable” on our accompanying Consolidated Balance Sheets.

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

Foreign Currency Transactions and Translation

Foreign currency transaction gains or losses result from a change in exchange rates between the functional currency of an entity and the currency in which a transaction is denominated. Unrealized and realized gains and losses generated from these transactions are recorded in foreign exchange (loss) gain in the accompanying consolidated statements of income and include:

•
Prior to repayment of the KMI Loans utilizing proceeds from our IPO, we were exposed to foreign currency risk related to the U.S. dollar denominated KMI Loans. For the three and six months ended June 30, 2017, we had unrealized foreign exchange losses of $13.1 million and $3.0 million related to the KMI Loans.

•
Unrealized foreign exchange gains (losses) for the three and six months ended June 30, 2018 and 2017 were $0.1 million, $(2.5) million, $0.6 million and $(1.8) million, respectively, due to changes in exchange rates between the Canadian dollar and the U.S. dollar on U.S. dollar denominated balances. These currency exchange rate fluctuations affect the expected Canadian dollar cash flows on unsettled U.S. dollar denominated transactions, primarily related to cash bank accounts that are denominated in U.S. dollars and affiliate receivables or payables that are denominated in U.S. dollars. We translate the assets and liabilities of Puget Sound that has the U.S. dollar as its functional currency to Canadian dollars at period-end exchange rates.

•
Puget Sound operates in the state of Washington, and earns its revenues and incurs most of its expenses in U.S. dollars and Cochin earns its revenues in U.S. dollars. Therefore, fluctuations in the U.S. dollar to Canadian dollar exchange rate can affect the earnings contributed by Puget Sound and Cochin to our overall results. For the three and six months ended June 30, 2018 and 2017, we had realized foreign exchange losses of $0.3 million, $0.4 million, $1.0 million, and $0.3 million, respectively.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments, as they become due. We manage our liquidity risk by ensuring access to sufficient funds to meet our obligations. We forecast cash requirements to ensure funding is available to settle financial liabilities when they become due. Our primary sources of liquidity and capital resources are funds generated from operations and our temporary credit facilities, see Note 2.

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

Revenue from Contracts with Customers

Beginning in 2018, we account for revenue from contracts with customers in accordance with Topic 606. The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods and services) or a series of distinct goods or services provided over a period of time. Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) control of the goods or services transfers to the customer and the performance obligation is satisfied.

Our customer service contracts primarily include transportation service and terminaling service contracts, as described below. Generally, for the majority of these contracts: (i) our promise is to transfer (or stand ready to transfer) a series of distinct integrated services over a period of time, which is a single performance obligation; (ii) the transaction price includes fixed and/or variable consideration, which amount is determinable at contract inception and/or at each month end based on our right to invoice at month end for the value of services provided to the customer that month; and (iii) the transaction price is recognized as revenue over the service period specified in the contract (which can be a day, including each day in a series of promised daily services, a month, a year, or other time increment, including a deficiency makeup period) as the services are rendered using a time-based (passage of time) or units-based (units of service transferred) output method for measuring the transfer of control of the services and satisfaction of our performance obligation over the service period, based on the nature of the promised service (e.g., firm or non-firm) and the terms and conditions of the contract (e.g., contracts with or without makeup rights).

Firm Services

Firm services (also called uninterruptible services) are services that are promised to be available to the customer at all times during the period(s) covered by the contract, with limited exceptions. Our firm service contracts are typically structured with take-or-pay or minimum volume provisions, which specify minimum service quantities a customer will pay for even if it chooses not to receive or use them in the specified service period (referred to as “deficiency quantities”). We typically recognize the portion of the transaction price associated with such provisions, including any deficiency quantities, as revenue depending on whether the contract prohibits the customer from making up deficiency quantities in subsequent periods, or the contract permits this practice, as follows:

•
Contracts without Makeup Rights: If contractually the customer cannot make up deficiency quantities in future periods, our performance obligation is satisfied, and revenue associated with any deficiency quantities is generally recognized as each service period expires. Because a service period may exceed a reporting period, we determine at inception of the contract and at the beginning of each subsequent reporting period if we expect the customer to take the minimum volume associated with the service period. If we expect the customer to make up all deficiencies in the specified service period (i.e., we expect the customer to take the minimum service quantities), the minimum volume provision is deemed not substantive and we will recognize the transaction price as revenue in the specified service period as the promised units of services are transferred to the customer. Alternatively, if we expect that there will be any deficiency quantities that the customer cannot or will not make up in the specified service period (referred to as “breakage”), we will recognize the estimated breakage amount (subject to the constraint on variable consideration) as revenue ratably over such service period in proportion to the revenue that we will recognize for actual units of service transferred to the customer in the service period. For certain take-or-pay contracts where we make the service, or a part of the service, continuously available over the service period, we typically recognize the take-or-pay amount as revenue ratably over such period based on the passage of time.

•
Contracts with Makeup Rights: If contractually the customer can acquire the promised service in a future period and make up the deficiency quantities in such future period (the “deficiency makeup period”), we have a performance obligation to deliver those services at the customer’s request (subject to contractual and/or capacity constraints) in the deficiency makeup period. At inception of the contract, and at the beginning of each subsequent reporting period, we estimate if we expect that there will be deficiency quantities that the customer will or will not make up. If we expect the customer will make up all deficiencies it is contractually entitled to, any non-refundable consideration received relating to temporary deficiencies that will be made up in the deficiency makeup period will be deferred as a contract liability, and we will recognize that amount as revenue in the deficiency makeup period when either of the following occurs: (i) the customer makes up the volumes; or (ii) the likelihood that the customer will exercise its right for deficiency volumes then becomes remote (e.g., there is insufficient capacity to make up the volumes, the deficiency makeup period expires). Alternatively, if we expect at inception of the contract, or at the beginning of any subsequent reporting period, that there will be any deficiency quantities that the customer cannot or will not make up (i.e., breakage), we will recognize the estimated breakage amount (subject to the constraint on variable consideration) as revenue ratably over the specified service periods in proportion to the revenue that we will recognize for actual units of service transferred to the customer in those service periods.

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

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended June 30, 2018
	Pipelines	Terminals	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	13.1	63.4	76.5
Fee-based services	79.8	14.1	93.9
Total services revenues	92.9	77.5	170.4
Other revenues(b)	4.6	3.0	7.6
Total revenues	97.5	80.5	178.0

	Six Months Ended June 30, 2018
	Pipelines	Terminals	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	25.8	118.0	143.8
Fee-based services	160.7	30.6	191.3
Total services revenues	186.5	148.6	335.1
Other revenues(b)	1.0	6.1	7.1
Total revenues	187.5	154.7	342.2
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

The following table presents the activity in our contract assets and liabilities for the six months ended June 30, 2018:

(In millions of Canadian dollars)
Contract Assets (a)
Balance at December 31, 2017	9.1
Additions	10.0
Transfer to Accounts receivable	(17.6)
Balance at June 30, 2018	1.5

Contract Liabilities (b)
Balance at December 31, 2017	67.9
Additions	80.2
Transfer to Revenues	(68.8)
Balance at June 30, 2018	79.3
______
(a) Includes current balances reported within “Other current assets” in our accompanying consolidated balance sheets at June 30, 2018 and December 31, 2017.

(b) Includes current balances of $16.4 million and $14.4 million reported within “Other current liabilities” in our accompanying consolidated balance sheets at June 31, 2018 and December 31, 2017, respectively, and includes non-current balances of $62.9 million and $53.5 million reported within “Deferred revenues” in our accompanying consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of June 30, 2018 that we will invoice or transfer from contract liabilities and recognize in future periods (in millions of Canadian dollars):

Year	Estimated Revenue
Six months ended December 31, 2018	171.3
2019	325.6
2020	246.9
2021	194.4
2022	154.5
Thereafter	608.5
Total	1,701.2
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

Our reportable business segments are:

•
Pipelines - the ownership and operation of (i) TMPL that currently transports approximately 300,000 bpd of crude oil and refined petroleum from Edmonton, Alberta to Burnaby, B.C.; (ii) TMEP, an approximately 590,000 bpd of crude oil and refined petroleum pipeline under construction; (iii) Puget Sound serving the state of Washington; (iv) Jet Fuel serving Vancouver International Airport; (v) KMCI, the employer of Canadian staff; and (vi) Cochin, a 12-inch diameter multi-product pipeline which spans approximately 1,000 kilometers in Saskatchewan and Alberta; and

•
Terminals - the ownership and operation of liquid product merchant storage and rail terminals in the Edmonton, Alberta market as well as a predominantly dry cargo import/export facility in North Vancouver, B.C.

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

Financial information by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Revenues
Pipelines	97.5	96.4	187.5	185.9
Terminals	80.5	72.3	154.7	147.3
Total consolidated revenues	178.0	168.7	342.2	333.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Segment EBDA(a)(b)(c)
Pipelines	68.9	54.2	132.5	110.5
Terminals	66.2	52.3	119.8	106.4
Total Segment EBDA	135.1	106.5	252.3	216.9
D&A	(38.2)	(35.6)	(75.0)	(70.4)
Foreign exchange loss on KMI Loans(c)	—	(13.1)	—	(3.0)
General and administrative expenses and corporate charges	(21.3)	(16.3)	(40.5)	(34.3)
Interest expense, net	(56.9)	(2.9)	(57.2)	(9.6)
Income tax expense	(5.0)	(13.5)	(21.5)	(27.7)
Total consolidated net income	13.7	25.1	58.1	71.9

	June 30, 2018	December 31, 2017
(In millions of Canadian dollars)
Assets
Pipelines	3,345.1	3,077.0
Terminals	1,418.6	1,375.7
Total consolidated assets	4,763.7	4,452.7
_______

(a)	Includes operations and maintenance expenses, and taxes, other than income taxes.

(b)
Includes revenues and other (income) expense less operating expenses and other, net. Segment EBDA for the three and six months ended June 30, 2018, and 2017 includes (i) $0.2 million, $2.9 million, $0.4 million, and $2.1 million, respectively, of foreign exchange losses due to changes in exchange rates between our Canadian dollar and the U.S. dollar on U.S. dollar denominated balances, and (ii) $13.5 million, $6.3 million, $25.1 million, and $11.8 million, respectively, of capitalized equity financing costs.

(c)	The KMI Loans, which represented U.S. dollar denominated long-term notes payable to Kinder Morgan, were settled with proceeds from our IPO.

8.  Income Taxes

Income tax expense included in our accompanying consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions of Canadian dollars, except percentages)
Income tax expense	5.0	13.5	21.5	27.7
Effective tax rate	26.7%	35.0%	27.0%	27.8%

The effective tax rate for the three and six months ended June 30, 2018 was consistent with the statutory federal and provincial rate of 27%.

The effective tax rate for the three months ended June 30, 2017 was considerably higher than the statutory federal and provincial rate of 27% primarily due to the $16.0 million dollar foreign exchange rate loss that arose primarily from the KMI Loans (considered capital losses that are only 50% tax-effected) and valuation allowances on capital loss carryforwards.

The effective tax rate for the six months ended June 30, 2017 was higher than the statutory federal and provincial rate of 27% primarily due to the tax impact of pension adjustments and the impact of unrealized foreign exchange rate loss in respect to the KMI Loans and the capital loss carryforwards for which we recorded a full valuation allowance; partially offset by U.S. tax on earnings from Puget Sound for which we are not subject to income taxes to the extent of the ownership interest attributable to Kinder Morgan.

As a result of our IPO and subsequent revaluation (or rebalancing) of our investment in the Limited Partnership, our tax basis exceeds our accounting basis in our investment in the Limited Partnership by approximately $874.0 million. This excess tax basis results in a deferred tax asset of approximately $118.0 million.  A full valuation allowance was taken against this deferred tax asset as we determined it was more likely than not to not be realized.

9.  Benefit Plans

Components of net benefit cost related to our pension plans and other postretirement benefit (OPEB) plans are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension		OPEB		Pension		OPEB
	2018	2017	2018	2017	2018	2017	2018	2017
(In millions of Canadian dollars)
Service cost	2.6	2.1	0.2	0.1	5.3	4.2	0.4	0.3
Interest cost	2.0	1.9	0.1	0.1	4.1	3.9	0.3	0.3
Expected return on assets	(2.3)	(2.0)	—	—	(4.6)	(3.9)	—	—
Amortization of prior service costs	0.1	0.1	—	—	0.1	0.1	—	—
Amortization of net actuarial losses	0.9	1.1	—	0.1	1.7	2.1	—	0.1
Total net benefit cost	3.3	3.2	0.3	0.3	6.6	6.4	0.7	0.7

10.  Change in Operating Assets and Liabilities

	Six Months Ended June 30,
	2018	2017
(In millions of Canadian dollars)	Cash inflow (outflow)
Accounts receivable	2.3	(10.9)
Prepaid expenses and deposits	(19.4)	(9.3)
Inventories	(0.5)	(0.5)
Other current assets	1.2	(2.1)
Deferred charges and other assets	(5.0)	2.1
Accounts payable	(23.9)	(5.4)
Accrued interest	—	(45.2)
Other current liabilities	30.5	(0.3)
Pension and postretirement benefits	(1.3)	(0.4)
Regulatory liabilities and other deferred credits	46.2	(20.2)
	30.1	(92.2)

11.  Litigation and Contingencies

Legal Proceedings

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations, cash flows, or dividends to our shareholders. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of June 30, 2018 and December 31, 2017.

Base Line Terminal Project Litigation

On March 2, 2018, Arnett & Burgess Oilfield Construction Limited (“A&B”) filed a statement of claim and certificate of lis pendens, in the Court of Queen’s Bench of Alberta, against Alberta Envirofuels Inc. (“AEF”) and Base Line Terminal East Limited Partnership, by its general partner, KM Canada Rail Holdings GP Limited (“BLTELP”). A&B was a contractor on the

Base Line Terminal Project (the “BTT Project”) and has claimed it is owed $21.2 million, inclusive of goods and services tax, asserting that BLTELP failed to pay A&B for work performed on the BTT Project under a construction services agreement.

On March 26, 2018, A&B filed a separate statement of claim, in the Court of Queen’s Bench of Alberta, against BLTELP solely, asserting that BLTELP failed to pay for work performed under a separate construction services agreement also related to the BTT Project. With respect to the second claim, A&B has claimed it is owed approximately $1.0 million, inclusive of goods and services tax. We intend to defend both claims vigorously.

On June 5, 2018, Barrier Coating Inc. (“Barrier”) filed a statement of claim and certificate of lis pendens in the Court of Queen’s Bench of Alberta against Enbridge Pipelines Inc., AEF, Strathcona County, BLTELP, KM Canada Rail Holdings GP Limited, Keyera Energy Ltd., Trans Mountain Pipeline ULC and Fabricom Inc. (“Fabricom”). Barrier is a subcontractor on the BTT Project and has a construction agreement with Fabricom (the “Fabricom Agreement”). In its claim, Barrier asserts that Fabricom has breached its obligations under the Fabricom Agreement and, as such, Fabricom owes damages to Barrier. The remaining defendants, including BLTELP, KM Canada Rail Holdings GP Limited and Trans Mountain Pipeline ULC, have been named in the claim as parties with registered interests on lands affected by the work performed by Barrier under the Fabricom Agreement. Barrier asserts that these parties were, collectively, unjustly enriched in the amount of $2.5 million. We intend to defend the claim vigorously.

TMEP Litigation

There are numerous legal challenges pending before the Federal Court of Appeal that have been filed by various governmental and non-governmental organizations, First Nations or other parties seeking judicial review of the recommendation of the NEB and subsequent decision by the Federal Governor in Council to conditionally approve TMEP. The petitions allege, among other things, that additional consultation, engagement or accommodation is required and that various non-economic impacts of TMEP were not adequately considered. The remedies sought include requests that the NEB recommendation be quashed, that additional consultations be undertaken, and that the order of the Governor in Council approving TMEP be quashed. After provincial elections in B.C. on May 9, 2017, the New Democratic Party and Green Party formed a majority government. The new B.C. government sought and was granted limited intervenor status in the Federal Court of Appeal proceedings to argue against the government’s approval of TMEP.  A hearing was conducted by the Federal Court of Appeal from October 2 through October 13, 2017. A decision is expected in the coming months, and is subject to potential further appeal to the Supreme Court of Canada. Although we believe that each of the foregoing appeals lacks merit, in the event an applicant is successful at the Supreme Court of Canada, among other potential impacts, the NEB recommendation or Governor in Council’s approval may be quashed, permits may be revoked, TMEP may be subject to additional significant regulatory reviews, there may be significant changes to TMEP plans, further obligations or restrictions may be implemented, or TMEP may be stopped altogether, which could materially impact the overall feasibility or economic benefits of TMEP, which in turn would have a material adverse effect on us.

In addition to the judicial reviews of the NEB recommendation report and Governor in Council’s order, two judicial review proceedings were commenced at the Supreme Court of B.C. by the Squamish Nation and the City of Vancouver. The petitions alleged a duty and failure to consult or accommodate First Nations, and generally, among other claims, that the Province should not have approved TMEP, and sought to quash the Environmental Assessment Certificate (EAC) issued by the B.C. Environmental Assessment Office. On September 29, 2017, the B.C. government filed evidence in support of the EAC in the judicial review proceeding involving the Squamish Nation. Hearings were conducted in October and November 2017, respectively, for the City of Vancouver and the Squamish Nation judicial review proceedings, and the Court took the matters under consideration. On May 24, 2018, the Court dismissed both proceedings. On June 22, 2018, the City of Vancouver filed its notice to appeal the decision to the B.C. Court of Appeal, and on June 25, 2018, the Squamish Nation also filed an appeal to the B.C. Court of Appeal. Any decision of the B.C. Court of Appeal may be appealed to the Supreme Court of Canada. Although we believe that each of the foregoing appeals lacks merit, in the event that an applicant for judicial review is successful, among other potential impacts, the EAC may be quashed, provincial permits may be revoked, TMEP may be subject to additional significant regulatory reviews, there may be significant changes to TMEP plans, further obligations or restrictions may be imposed or TMEP may be stopped altogether.

On October 26, 2017 and November 14, 2017, Trans Mountain filed motions with the NEB. The first motion sought to resolve delays experienced by Trans Mountain in obtaining preliminary plan approvals from the City of Burnaby. The second motion sought to establish a NEB process to backstop provincial and municipal processes in a fair, transparent and expedited fashion. On December 7, 2017, the NEB issued an order granting the relief requested by Trans Mountain in respect of its motion related to Burnaby (the “Burnaby Order”). On January 19, 2018, the NEB granted, in part, Trans Mountain’s second motion by establishing a generic process to hear any future motions as they relate to provincial and municipal permitting issues. On February 16, 2018, Burnaby and B.C. applied to the Federal Court of Appeal for leave to appeal the Burnaby Order. On March 23, 2018, the Federal Court of Appeal denied the application. On May 9, 2018, Burnaby applied for leave to appeal the decision to the Supreme Court of Canada. A successful appeal at the Supreme Court of Canada could result in the Burnaby Order being quashed.

On April 25, 2018, the B.C. Lieutenant Governor in Council referred a question to the B.C. Court of Appeal regarding the constitutionality of draft legislation seeking to impose a requirement for a “hazardous substance permit” on all persons having possession, charge or control of a certain volume of “heavy oil” in the course of operating an industry, trade or business. We believe the draft legislation, if enacted, would apply to TMEP. On June 18, 2018, the Court granted 20 persons participatory status in the reference matter, including Trans Mountain Pipeline ULC. The Court has scheduled a hearing on the referenced matter to begin on March 18, 2019. As a result of the filing or resolution of this or any related reference matter, among other potential impacts, there may be significant changes to TMEP plans, further obligations or restrictions may be imposed or TMEP may be stopped altogether. See Note 1 “Pending Sale of TMPL and TMEP to the Government of Canada.”

Contingencies

We and our subsidiaries are subject to various legal and regulatory actions and proceedings which arise in the normal course of business. While the final outcome of such actions and proceedings cannot be predicted with certainty, we believe that the resolution of such actions and proceedings will not have a material impact on our financial position or results of operations.

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2018 and December 31, 2017, we had $6.9 million and $7.3 million, respectively, accrued for our outstanding matters.

TMEP

The proposed expansion, which includes capitalized equity and debt financing costs, would increase throughput capacity of the TMPL from approximately 300,000 bpd to 890,000 bpd. Construction related delays could result in increases to the estimated total costs. TMEP has transportation service agreements for a total of 707,500 bpd, representing approximately 80% of the expanded system’s capacity (the maximum amount under the regulated limit imposed by the NEB).

On May 19, 2016, the NEB recommended that the Governor in Council approve TMEP, subject to 157 conditions. On November 29, 2016, the Governor in Council approved TMEP, and directed the NEB to issue Amending Orders AO-003-OC-2 and AO-002-OC-49, and Certificate of Public Convenience and Necessity OC-064, authorizing the construction of TMEP. On January 11, 2017, the government of B.C. announced the issuance of the EAC to Trans Mountain for the B.C. portion of TMEP. The EAC includes 37 conditions that are in addition to, and designed to supplement, the 157 conditions required by the NEB. We have spent a cumulative total, net of contributions in aid of construction, of approximately $1,258.4 million on development of TMEP as of May 31, 2018 (December 31, 2017 - $930.0 million).

We would expect to fund TMEP capital expenditures through additional borrowings under our TMPL Non-recourse Credit Agreement. See Note 1 “Pending Sale of TMPL and TMEP to the Government of Canada.”

12.  Recent Accounting Pronouncements

Topic 842

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

On January 25, 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic
842.” This ASU permits an entity to elect a transition practical expedient that would not require companies to reconsider its accounting for existing or expired land easements before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.

We are in the process of assessing contracts to identify leases based on the modified definition of a lease, selecting a lease accounting system, evaluating internal control changes to support management in the accounting for and disclosure of leasing activities, and assessing currently available and proposed transition practical expedients.  Topic 842 will be effective for us as of January 1, 2019.

ASU No. 2016-13

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2020. We are currently reviewing the effect of this ASU to our financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes and (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2017 Form 10-K.

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

Recent Business Developments

Pending Sale of TMPL and TMEP to the Government of Canada

On April 8, 2018, we announced that we had suspended all non-essential activities and related spending on the TMEP.

On May 29, 2018, we announced that the Government of Canada had agreed to purchase from us the TMPL, TMEP, Puget Sound, and KMCI, the Canadian employer of our staff that operate the business and assets to be sold, for $4.5 billion (the “Transaction”), subject to certain adjustments as provided in the share and unit purchase agreement (the “Purchase Agreement”) .

As part of the Purchase Agreement, the Government of Canada has agreed to fund the resumption of TMEP planning and construction work by guaranteeing TMEP's expenditures under a separate Federal Government recourse credit facility until the Transaction closes, see “—Liquidity and Capital Resources—Temporary Credit Facilities” further below. Upon our shareholder’s approval of the Transaction, the results of operations of the assets sold will be presented as discontinued operations in our future consolidated financial statements and the Transaction is expected to result in a gain.

On July 3, 2018, we filed a six-month outlook summary schedule of our construction plans for the TMEP with the NEB, reflecting both ongoing and planned work. The filed plan is consistent with the "2018 Work Plan" that we agreed on with the Government of Canada.

After the closing of the Transaction, we will continue to manage a portfolio of strategic infrastructure assets across Western Canada, including (i) the crude terminal facilities which constitute one of the largest merchant terminal storage positions in the Edmonton market and one of the largest origination crude by rail loading facilities in North America; (ii) the Vancouver Wharves Terminal, one of the largest mineral concentrate export/import facilities on the west coast of North America; (iii) Jet Fuel pipeline; and (iv) Cochin.

See Note 2 “Debt” for information on our temporary Credit Facilities and Note 11 “Litigation and Contingencies” to our accompanying consolidated financial statements for more information on the TMEP litigation, “Information Regarding Forward Looking Statements” and Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K, and Part II, Item 1A “Risk Factors” in this report for a more detailed description of risks related to operating our business.

Base Line Terminal Construction Progress

At the Base Line Terminal, a 50-50 joint venture crude oil merchant storage terminal being developed in Edmonton, Alberta, by us and Keyera Corp., construction of all major facilities is materially complete. The first six tanks at the 12-tank, 4.8 million barrel facility, which is fully contracted with long-term, firm take-or-pay agreements with creditworthy customers, were placed into service in the first quarter 2018. Four of the remaining tanks are expected to be placed into service in the third quarter of 2018 with the final two tanks in service in the fourth quarter. The project is expected to be delivered under budget, owing to project management efficiencies and cost savings, and our investment in the project is now expected to be approximately $375 million. Project completion is also forecast to be slightly ahead of schedule.

In May 2018, we entered into a binding Terminal Services Agreement with an affiliate of a large, international integrated energy company to construct two new distillate tanks with combined storage capacity of 200,000 barrels and enhance the railcar unloading capabilities at our Vancouver Wharves terminal in North Vancouver, British Columbia. The approximately $43 million capital project is supported by a 20-year initial term, take-or-pay contract. Permitting efforts are underway, and the project is expected to be placed in service in mid-2020.

Outlook

Due to the pending sale of TMPL and TMEP as announced on May 29, 2018, we anticipate actual results will differ materially from our previously announced budget for 2018.  Though we are confident that the Transaction will close, it is subject to a number of conditions, including approval by our shareholders and receipt of applicable regulatory approvals.

We expect the Transaction to close late in the third quarter or early in the fourth quarter of 2018.  Therefore, due to the uncertain Transaction close date, it is impractical to forecast DCF, Adjusted EBITDA and the expected dividend per Restricted Voting Share for the remainder of 2018, along with our end of 2018 net debt-to-Adjusted EBITDA ratio, and all prior forecasts and estimates regarding such measures, including as set forth in “Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” in our 2017 Form 10-K, “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” in our Form 10-Q for the quarterly period ended March 31, 2018, are withdrawn. As we have previously announced, we will provide updated guidance when the Transaction closes.

                Furthermore, other forecasts and forward looking guidance relating to increased Adjusted EBITDA following completion of the TMEP as provided in our IPO prospectus dated May 25, 2017 and as further discussed in Item 7 under the heading “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook”  in our 2017 Form 10-K  is no longer relevant to us due to the pending Transaction, and as such we are also withdrawing such prior forecasts and forward-looking information.

Our board of directors intends to consider a variety of potential alternatives regarding the redeployment of the net proceeds of the Transaction, and we intend to receive financial advice regarding such alternatives. Potential uses of the net proceeds could include, among other things, debt repayment, special dividends or distributions, share repurchases, asset acquisitions, capital expenditures or other cash management activities. No decision has been made as to the use the net proceeds, and no assurance can be provided as to any particular course of action, as our board of directors will make such determinations once the Transaction closes and having regard to the relevant circumstances at that time. With respect to the aforementioned alternatives, we believe that holding cash in anticipation of a hypothetical acquisition is typically not an attractive course of action.

Results of Operations

Overview

We evaluate the performance of our reportable business segments by evaluating Segment EBDA. We believe that Segment EBDA is a useful measure of our operating performance because it measures segment operating results before depreciation and amortization (“D&A”) and certain expenses that are generally not controllable by our business segment operating managers, such as certain general and administrative expense, interest expense, net, and income tax expense, and prior to their pay off in the second quarter of 2017, the foreign exchange losses (or gains) on the long-term debt with affiliates (“KMI Loans”). Our general and administrative expenses include such items as employee benefits, insurance, rentals, certain litigation, and shared corporate services including accounting, information technology, human resources, and legal services. Certain general and administrative expenses attributable to Trans Mountain are billable as flow through items to shippers and result in incremental revenues.

Consolidated Earnings Results

Three Months Ended June 30,	2018	2017	Earnings increase/(decrease)
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Pipelines	68.9	54.2	14.7	27%
Terminals(b)	66.2	52.3	13.9	27%
Total Segment EBDA(a)(b)	135.1	106.5	28.6	27%
D&A	(38.2)	(35.6)	(2.6)	7%
Foreign exchange loss on the KMI Loans(c)	—	(13.1)	13.1	(100)%
General and administrative and corporate charges(d)	(21.3)	(16.3)	(5.0)	31%
Interest, net(e)	(56.9)	(2.9)	(54.0)	1,862%
Income before income taxes	18.7	38.6	(19.9)	(52)%
Income tax expense	(5.0)	(13.5)	8.5	(63)%
Net income	13.7	25.1	(11.4)	(45)%
Preferred share dividends	(7.2)	—	(7.2)	n/a
Net income attributable to Kinder Morgan interest	(4.7)	(20.9)	16.2	n/a
Net income available to Restricted Voting Stockholders	1.8	4.2	(2.4)	n/a

Six Months Ended June 30,	2018	2017	Earnings increase/(decrease)
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Pipelines	132.5	110.5	22.0	20%
Terminals(b)	119.8	106.4	13.4	13%
Total Segment EBDA(a)(b)	252.3	216.9	35.4	16%
D&A	(75.0)	(70.4)	(4.6)	7%
Foreign exchange loss on the KMI Loans(c)	—	(3.0)	3.0	(100)%
General and administrative and corporate charges(d)	(40.5)	(34.3)	(6.2)	18%
Interest, net(e)	(57.2)	(9.6)	(47.6)	496%
Income before income taxes	79.6	99.6	(20.0)	(20)%
Income tax expense	(21.5)	(27.7)	6.2	(22)%
Net income	58.1	71.9	(13.8)	(19)%
Preferred share dividends	(14.4)	—	(14.4)	n/a
Net income attributable to Kinder Morgan interest	(31.1)	(67.7)	36.6	n/a
Net income available to Restricted Voting Stockholders	12.6	4.2	8.4	n/a
_________

(a)
Includes revenues and other (income) expense less operating expenses and other, net. Operating expenses primarily include operations and maintenance expenses, and taxes, other than income taxes. Segment EBDA for the three and six months ended June 30, 2018 and 2017 includes (i) $13.5 million, $6.3 million, $25.1 million and $11.8 million, respectively, of capitalized equity financing costs, and (ii) $0.2 million, $2.9 million, $0.4 million and $2.1 million, respectively, of foreign exchange losses due to changes in exchange rates between the Canadian dollar and the U.S. dollar on U.S. dollar denominated balances.

(b)	Segment EBDA for the three and six months ended June 30, 2018 includes increases to earnings of $9 million for a certain item described in footnote (a) to the —Terminal Segment table below.

(c)
The KMI Loans, which represented U.S. dollar denominated long-term notes payable with Kinder Morgan, were settled with proceeds from our IPO. The foreign exchange loss on the KMI Loans represents a certain item.

(d)
General and administrative for the three and six months ended June 30, 2018 includes increases to expense of $3.0 million, and the three and six months ended June 30, 2017 includes increases to expense of $1.3 million and $2.5 million, respectively, for certain items described in footnote (a) to the —General and Administrative and Corporate Charges table below.

(e)	Interest, net for the three and six months ended June 30, 2018 includes increases to expense of $60.5 million for a certain item described in footnote (a) to the —Interest, Net table below.

Three Months Ended June 30, 2018 vs Three Months Ended June 30, 2017

The certain items described in footnote (b) through (e) to the table above accounted for a $40.1 million decrease in income before income taxes for the second quarter of 2018 as compared to the same prior year period. After giving effect to these certain items, the $20.2 million increase from the prior year quarter in income before income taxes is primarily attributable to higher capitalized equity financing costs due to spending on TMEP and increased earnings from both of our segments partially offset by increases in General and administrative expenses and D&A.

Six Months Ended June 30, 2018 vs Six Months Ended June 30, 2017

The certain items described in footnote (b) through (e) to the table above accounted for a $49.0 million decrease in income before income taxes for the first six months of 2018 as compared to the same prior year period. After giving effect to these certain items, the $29.0 million increase from the prior year period in income before income taxes is primarily attributable to an increase in capitalized equity financing costs associated with TMEP construction, increased earnings from both of our segments and lower interest expense partially offset by increases General and administrative expenses and D&A.

Non-GAAP Financial Measures

In addition to using financial measures prescribed by GAAP, references are made in this report to DCF, both in the aggregate and per share, Adjusted EBITDA and Segment EBDA before certain items, which are measures that do not have any standardized meaning as prescribed by GAAP. DCF, Adjusted EBITDA and Segment EBDA before certain items should not be considered an alternative to GAAP net income or any other GAAP measures and such non-GAAP measures have important limitations as an analytical tool. The computation of DCF, Adjusted EBITDA and Segment EBDA before certain items may differ from similarly titled measures used by others. Accordingly, use of such terms may not be comparable to similarly defined measures presented by other entities. Investors should not consider these non-GAAP performance measures in isolation or as a substitute for an analysis of results as reported under GAAP. The limitations of these non-GAAP performance measures are compensated for by reviewing the comparable GAAP measures, understanding the differences between the measures, and taking this information into account in our analysis and our decision making processes. Any use of DCF, Adjusted EBITDA or Segment EBDA before certain items in this management’s discussion and analysis is expressly qualified by this cautionary statement.

DCF is net income before D&A adjusted for: (i) income tax expense and cash income taxes (paid) refunded; (ii) sustaining capital expenditures (also referred to as ‘‘maintenance’’ capital expenditures); and (iii) certain items that are items required by GAAP to be reflected in net income, but typically either (a) do not have a cash impact, or (b) by their nature are separately identifiable from the normal business operations and in our view are likely to occur only sporadically (for example gains or losses on asset sales, divestiture costs, legal settlements and casualty losses).

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

Reconciliation of Net Income to DCF

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions of Canadian dollars, except per share amounts)
Net income(a)	13.7	25.1	58.1	71.9
Add/(Subtract):
Certain items before book tax(b)	54.5	14.4	54.5	5.5
Book tax certain items(c)	(14.5)	(3.9)	(14.5)	(1.5)
D&A	38.2	35.6	75.0	70.4
Total book taxes(d)	19.5	17.4	36.0	29.2
Cash taxes	(1.5)	(0.1)	(8.3)	(0.3)
Preferred share dividends	(7.2)	—	(14.4)	n/a
Sustaining capital expenditures	(10.9)	(9.1)	(17.6)	(12.4)
DCF	91.8	79.4	168.8	162.8
DCF to KMI interest	(64.4)	(70.9)	(118.4)	(154.3)
U.S. cash taxes attributable to Restricted Voting Stockholders	(0.3)	—	(0.9)	—
DCF to Restricted Voting Stockholders	27.1	8.5	49.5	8.5
Weighted average Restricted Voting Shares outstanding for dividends (in millions)(e)	104.6	102.9	104.5	102.9
DCF per Restricted Voting Share	0.259	0.083	0.474	0.083
Declared dividend per Restricted Voting Share	0.1625	0.0571	0.3250	0.0571

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
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Net income(a)	13.7	25.1	58.1	71.9
Add/(Subtract):
Total certain items	40.0	10.5	40.0	4.0
D&A	38.2	35.6	75.0	70.4
Total book taxes	19.5	17.4	36.0	29.2
Interest, net	(3.6)	2.9	(3.3)	9.6
Adjusted EBITDA	107.8	91.5	205.8	185.1
_________

(a)	Net income for the three and six months ended June 30, 2018 and 2017, includes capitalized equity financing costs of $13.5 million, $6.3 million, $25.1 million, and $11.8 million, respectively.

(b)	Consists of certain items summarized in footnotes (b) through (e) to the “—Results of Operations—Consolidated Earnings Results”
table included above, and described in more detail below in the footnotes to tables included in our management’s discussion and analysis of segment results, “—General and Administrative and Corporate Charges” and “—Interest, net.”

(c)	Represents income tax provision on certain items.

(d)	Excludes book tax certain items.

(e)	Includes stock awards of restricted voting shares that participate in dividends. Also, the 2017 weighted average Restricted Voting Shares outstanding for dividends calculation is based on the actual days in which the shares were outstanding for the period from May 30, 2017 to June 30, 2017. Therefore, the amounts differ from the GAAP weighted average Restricted Voting Shares outstanding from the date of our formation.

Segment EBDA Before Certain Items

Segment EBDA before certain items is used by management in its analysis of segment performance and management of our business. General and administrative expenses are generally not under the control of our segment operating managers, and therefore, are not included when we measure business segment operating performance. We believe Segment EBDA before certain items is a significant performance metric because it provides us and external users of our financial statements additional insight into the ability of our segments to generate segment cash earnings on an ongoing basis. We believe it is useful to investors because it is a performance measure that management uses to allocate resources to our segments and assess each segment’s performance. We believe the GAAP measure most directly comparable to Segment EBDA before certain items is Segment EBDA.

In the —Terminal Segment table below, Segment EBDA before certain items is calculated by adjusting Segment EBDA by the certain item described in footnote (a) to that table.

Segment Earnings Results

Pipelines Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions of Canadian dollars, except operating statistics)
Revenues	97.5	96.4	187.5	185.9
Operating expenses, except D&A	(41.8)	(43.8)	(79.6)	(82.5)
Other income and unrealized foreign exchange loss, net	13.2	1.6	24.6	7.1
Segment EBDA	68.9	54.2	132.5	110.5

Change from prior period	Increase/(Decrease)
Revenues	1.1	—	1.6	—
Segment EBDA	14.7	27%	22.0	20%

Operating statistics	2018	2017	2018	2017
TMPL transport volumes (MBbl/d)	293	303	291	305
Puget Sound transport volumes (MBbl/d)	163	168	163	163
Cochin transport volumes (MBbl/d)	88	94	87	87

Below are the changes in both Segment EBDA and revenues, in the comparable three and six month periods ended June 30, 2018 and 2017:

Three months ended June 30, 2018 versus Three months ended June 30, 2017
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
TMPL	7.0	15%	3.2	4%
Cochin	7.0	318%	(1.6)	(11)%
All others (including eliminations)	0.7	12%	(0.5)	(5)%
Total Pipelines	14.7	27%	1.1	1%

Six months ended June 30, 2018 versus Six months ended June 30, 2017
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
TMPL	12.3	13%	3.3	2%
Cochin	9.3	182%	(1.2)	(4)%
All others (including eliminations)	0.4	3%	(0.5)	(3)%
Total Pipelines	22.0	20%	1.6	1%

The changes in Segment EBDA for our Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA in the comparable three and six month periods ended June 30, 2018 and 2017:

•
increase of $7.0 million (15%) and $12.3 million (13%), respectively, from TMPL primarily due to increases of $7.2 million and $13.3 million increase in capitalized equity financing costs associated with TMEP construction for the comparable three and six month periods, respectively, partially offset by increased operating costs in 2018; and

•
increase of $7.0 million (318%) and $9.3 million (182%), respectively, from Cochin primarily due to a second quarter 2017 foreign exchange loss on intercompany receivables and a reduction in pipeline integrity expenses and outside services costs in 2018, partially offset by a decrease in revenue due to lower delivered volumes in the second quarter of 2018.

Terminals Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In millions of Canadian dollars, except operating statistics)
Revenues	80.5	72.3	154.7	147.3
Operating expenses, except D&A	(22.9)	(21.9)	(43.5)	(42.0)
Other income (expense), net	8.5	(0.4)	8.4	(2.2)
Other income and unrealized foreign exchange loss, net	0.1	2.3	0.2	3.3
Segment EBDA	66.2	52.3	119.8	106.4
Certain items(a)	(9.0)	—	(9.0)	—
Segment EBDA before certain items	57.2	52.3	110.8	106.4

Change from prior period	Increase/(Decrease)
Revenues	8.2	11%	7.4	5%
Segment EBDA before certain items	4.9	9%	4.4	4%

Operating statistics	2018	2017	2018	2017
Bulk transload tonnage (MMtonnes)(b)	1.0	1.0	1.8	2.0
Liquids leaseable capacity (MMBbl)	8.4	7.3	8.4	7.3
Liquids utilization %(c)	100%	100%	100%	100%
________

(a)	Represents the gain on the sale of certain assets.

(b)	Includes our share of joint venture tonnage.

(c)	The ratio of our storage capacity under contract to our estimated storage capacity.

Below are the changes in both Segment EBDA and revenues in the comparable three and six month periods ended June, 2018 and 2017:

Three months ended June 30, 2018 versus Three months ended June 30, 2017
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Base Line joint venture	5.0	n/a	5.7	n/a
North 40 Terminal	3.7	57%	2.8	31%
Vancouver Wharves Terminal	0.9	13%	—	—%
Edmonton Rail Terminal joint venture	(3.2)	(20)%	(0.8)	(5)%
All others (including eliminations)	(1.5)	(7)%	0.5	2%
Total Terminals	4.9	9%	8.2	11%

Six months ended June 30, 2018 versus Six months ended June 30, 2017
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Base Line joint venture	8.1	n/a	9.2	n/a
North 40 Terminal	3.0	20%	2.5	14%
Vancouver Wharves Terminal	(2.4)	(15)%	(5.4)	(11)%
Edmonton Rail Terminal joint venture	(2.6)	(8)%	(0.1)	—%
All others (including eliminations)	(1.7)	(4)%	1.2	3%
Total Terminals	4.4	4%	7.4	5%
________
n/a - not applicable

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Segment EBDA in the comparable three and six month periods ended June 30, 2018 and 2017:

•	increase of $5.0 million and $8.1 million, respectively, from Base Line joint venture as a result of the first six tanks at the 12-tank facility being placed into service in the first quarter of 2018;

•	increase of $3.7 million (57%) and $3.0 million (20%), respectively, from North 40 Terminal primarily due to higher rates on re-contracted tank leases and contracted rate escalations;

•
increase of $0.9 million (13%) for the comparable three months, from Vancouver Wharves Terminal primarily due to lower maintenance costs and a decrease of $2.4 million (15%) for the comparable six months as a result of lower bulk handling volumes mainly driven by a customer’s rail-related supply chain challenges and the impact of a customer contract buy-out, net of associated project write-off costs, recognized in first quarter 2017, partially offset by lower maintenance costs; and

•
decrease of $3.2 million (20%) and $2.6 million (8%), respectively, from Edmonton Rail Terminal primarily due to foreign exchange gains on intercompany payables in 2017, partially offset by an adjustment in terminal fees in connection with a favorable arbitration ruling.

General and Administrative and Corporate Charges

Three Months Ended June 30,	2018	2017	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
General and administrative and corporate charges	21.3	16.3	5.0	31%
Certain items(a)	(3.0)	(1.3)	(1.7)	131%
General and administrative and corporate charges before certain items	18.3	15.0	3.3	22%

Six Months Ended June 30,	2018	2017	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
General and administrative and corporate charges	40.5	34.3	6.2	18%
Certain items(a)	(3.0)	(2.5)	(0.5)	20%
General and administrative and corporate charges before certain items	37.5	31.8	5.7	18%
______
(a) 2018 amounts represent expense related to our pending Transaction. 2017 amounts represent TMEP financing expenses.

The $3.3 million increase in general and administrative expense before certain items of $3.0 million in 2018 and $1.3 million in 2017 for the comparable second quarters 2018 and 2017 was primarily driven by increased non-capitalized labor and benefit costs related to TMEP construction activities.

The $5.7 million increase in general and administrative expense before certain items of $3.0 million in 2018 and $2.5 million in 2017 for the comparable six months of 2018 and 2017 was primarily driven by increased legal and audit fees related to TMEP financing activities, along with increased non-capitalized labor and benefit costs.

Interest, Net

Three Months Ended June 30,	2018	2017	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
Interest, net	56.9	2.9	54.0	1,862%
Certain items(a)	(60.5)	—	(60.5)	n/a
Interest, net before certain items	(3.6)	2.9	(6.5)	(224)%

Six Months Ended June 30,	2018	2017	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
Interest, net	57.2	9.6	47.6	496%
Certain items(a)	(60.5)	—	(60.5)	n/a
Interest, net before certain items	(3.3)	9.6	(12.9)	(134)%
______
(a) 2018 amounts represent the write-off of capitalized debt financing costs.

Interest expense is presented “net” of NEB allowed capitalized debt financing costs primarily related to funding of TMEP construction and a deminimus amount of interest income.

The $6.5 million decrease in Interest, net before certain items of $60.5 million in 2018, for the comparable second quarters 2018 and 2017, was primarily driven by $7.9 million decrease due to the 2017 repayment of the KMI Loans with proceeds from our IPO and $0.3 million increase in capitalized debt financing costs, partially offset by a $1.7 million increase in interest expense, including, commitment fees, amortization of debt issuance costs and interest on debt. See —“Liquidity and Capital Resources” below.

The $12.9 million decrease in Interest, net before certain items of $60.5 million in 2018, for the comparable six months of 2018 and 2017 was primarily driven by $19.6 million decrease due to the 2017 repayment of the KMI Loans with proceeds from our IPO and $3.3 million increase in capitalized debt financing costs, partially offset by a $9.9 million increase in interest expense, including, commitment fees, amortization of debt issuance costs and interest on debt. See —“Liquidity and Capital Resources” below.

Net Income Attributable to Kinder Morgan Interest

Net income attributable to Kinder Morgan interest represents the allocation of our consolidated net income attributable to the outstanding ownership interests in our consolidated subsidiaries that are owned by Kinder Morgan’s wholly-owned subsidiaries. The decrease in net income attributable to Kinder Morgan interest for the three months ended June 30, 2018 when compared with the respective prior period was $16.2 million, which was primarily attributable to the reduction in earnings and the allocation of income for the preferred share dividends. The decrease in net income attributable to Kinder Morgan interest for the six months ended June 30, 2018 when compared with the respective prior period was $36.6 million, which was primarily attributable to the reduction in Kinder Morgan’s interest in us associated with the IPO, the reduction in earnings, and the allocation of income for the preferred share dividends.
Income Taxes

Three Months Ended June 30, 2018 vs Three Months Ended June 30, 2017

Income tax expense for the three months ended June 30, 2018 was $5 million, as comparable with the 2017 income tax expense of $13.5 million. The $8.5 million decrease in tax expense is primarily due to lower income before tax in 2018 and fluctuations in foreign exchange rate fluctuations in respect of the KMI Loans which were settled in 2017.

Six Months Ended June 30, 2018 vs Six Months Ended June 30, 2017

Income tax expense for the six months ended June 30, 2018 was $21.5 million, as comparable with the 2017 income tax expense of $27.7 million. The $6.2 million decrease in tax expense is primarily due to the foreign exchange rate fluctuations in respect of the KMI Loans which were settled in 2017, and lower income before tax in 2018.

Liquidity and Capital Resources

Temporary Credit Facilities

Pursuant to the Transaction’s announcement, on May 30, 2018, approximately $100 million of borrowings outstanding under our June 16, 2017 revolving credit facilities (“2017 Credit Facility) were repaid and all the underlying credit facilities were terminated. On May 30, 2018 and concurrently with the termination of our 2017 Credit Facility, we completed a credit agreement with Royal Bank of Canada, as administrative agent, and the lenders party thereto establishing a $500 million revolving credit facility (the “2018 Credit Facility”), for general corporate purposes and working capital including the repayment of our outstanding borrowing under our 2017 Credit Facility.  The 2018 Credit Facility will mature on the earlier of (i) the date of the closing of the Transaction or (ii) May 29, 2020.

On June 14, 2018, our subsidiary, TMPL, as the borrower, entered into new, non-revolving, unsecured construction credit facilities (the “TMPL Non-recourse Credit Agreement”) pursuant to a credit agreement (the “Credit Agreement”) among TMPL, Royal Bank of Canada (“RBC”), as administrative agent, and The Toronto-Dominion Bank (together with RBC, the “Lenders”) in an aggregate principal amount of up to approximately $1 billion to facilitate the resumption of the TMEP planning and construction work until the closing of the Transaction.  The Credit Agreement provides for a maturity date on the earliest to occur of (i) the completion of the Transaction or another disposition of our interest in the entities or material assets that are subject to the Transaction; (ii) termination of the Purchase Agreement; (iii) assignment of our rights and obligations under the Purchase Agreement; or (iv) December 31, 2018.

The payment obligations of TMPL to the Agent and the Lenders under the TMPL Non-recourse Credit Agreement are guaranteed by Her Majesty in Right of Canada (“Guarantor”) pursuant to an unconditional and irrevocable guarantee (“Guarantee”). As of June 30, 2018, there was $114.5 million outstanding under the TMPL Non-recourse Credit Agreement, which is non-recourse to TMPL, its subsidiaries, KML or Kinder Morgan, or any of their respective property, assets and undertakings; the Agent and the Lenders’ sole recourse is to the Guarantor under the Guarantee.

In connection with the TMPL Non-recourse Credit Agreement and the Guarantee, TMPL and our subsidiary, Kinder Morgan Cochin ULC (“KMCU”), entered into an indemnity agreement (the “Indemnity Agreement”) in favor of the Guarantor obligating TMPL to reimburse and indemnify the Guarantor for amounts paid under and pursuant to the Guarantee in certain very limited circumstances. In addition, the Indemnity Agreement includes, for the benefit of the Guarantor, limited rights to indemnification in the event of inaccuracies in certain representations, or the failure of KMCU to perform certain covenants, under the Purchase Agreement.  Except for the indemnities referred to in this paragraph and certain other limited exceptions, the Guarantor has no recourse to TMPL or KMCU under the Indemnity Agreement. Separately, KML and KMCU entered into an Indemnity Agreement, obligating TMPL to reimburse and indemnify the Guarantor for amounts paid under and pursuant to the Guarantee in certain very limited circumstances.

As security for TMPL’s and KMCU’s limited recourse obligations under the Indemnity Agreement, TMPL and its subsidiaries granted second ranking security in favor of the Guarantor against their respective assets, and KMCU granted a limited recourse pledge of its equity in TMPL and the general partner thereof.

Short-term Liquidity and Funding Capital Expenditures

As of June 30, 2018, we had $227.2 million of “Cash and cash equivalents,” a decrease of $11.6 million (5%) from December 31, 2017. Also, as of June 30, 2018, we had $132.6 million and $114.5 million of outstanding borrowings under our 2018 Credit Facility and the TMPL Non-recourse Credit Agreement, respectively, for total borrowings of $247.1 million. As of December 31, 2017, we had no borrowings outstanding under our 2017 Credit Facility.

As of June 30, 2018 and December 31, 2017, our principal source of short-term liquidity was cash from operating activities. We had a working capital (defined as current assets less current liabilities) deficit of $252.7 million and excess of $42.3 million as of June 30, 2018 and December 31, 2017, respectively. Generally, our working capital balance varies due to factors such as timing differences in the collection and payment of receivables and payables, and changes in our cash and cash equivalent balances after payments for investing activities net of cash received from operating and financing activities.

We generated cash flows from operating activities of $190.3 million and $73.6 million in the six months ended June 30, 2018 and 2017, respectively (the increase of 159% is further discussed below in ‘‘—Cash Flows — Operating Activities’’).

We believe that our cash position, our cash flows from operating activities and our access to cash through our $500 million 2018 Capital Facility are adequate to manage our day-to-day cash requirements and capital expenditures for our non-TMEP assets. In addition, we expect to obtain a new multi-year credit facility upon the close of the Transaction to continue to fund our day-to-day cash requirements and future capital expenditure for our remaining assets. TMEP capital expenditures for project planning and construction incurred after May 30, 2018 and until the Transaction closes are being funded under the TMPL Non-recourse Credit Agreement in accordance with its Guarantee.

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

Our capital expenditures for the six months ended June 30, 2018, and the amount that is expected to be spent to sustain and grow KML for the remainder of 2018 are as follows.

	Six Months Ended June 30, 2018 (a)	2018 Remaining	Total 2018
(In millions of Canadian dollars)
Sustaining capital expenditures (b)	17.6	26.6	44.2
Expansion capital expenditures (c)	382.6	53.8	436.4
________

(a)	Six months ended June 30, 2018 amount includes $92.5 million of net changes from accrued capital expenditures, contractor retainage, capitalized equity financing costs and other.

(b)	2018 remaining amount includes TMPL sustaining capital expenditures until the estimated Transaction close date.

(c)	Amounts exclude TMEP capital investments agreed to be covered under the TMPL Non-recourse Credit Agreement.

Off Balance Sheet Arrangements

There have been no material changes in our contractual obligations that would affect the disclosures presented in our audited consolidated financial statements as of December 31, 2017 in our 2017 Form 10-K.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented:

Six Months Ended June 30,	2018	2017
(In millions of Canadian dollars)
Net cash provided by (used in):
Operating activities	190.3	73.6
Investing activities	(340.0)	(222.0)
Financing activities	139.7	183.5
Effect of exchange rate changes on cash, cash equivalents and restricted deposits	(1.3)	(0.2)
Net (decrease) increase in cash, cash equivalents and restricted deposits	(11.3)	34.9

Operating Activities

The net increase of $116.7 million (159%) in cash provided by operating activities in the six months ended June 30, 2018 compared to the same period in 2017 was primarily attributable to:

•
a $122.3 million net increase in cash associated with net changes in operating assets and liabilities, primarily attributable to increases in cash due to favorable changes in the collections and refunds of Westridge Marine Terminal dock premiums and due to an increase in cash due to the timing of interest payments made on the KMI Loans that were paid off in the second quarter of 2017; partially offset by,

•
a $5.6 million decrease in operating cash flow resulting from the combined effects of adjusting the $13.8 million decrease in net income for the period-to-period increase in non-cash items primarily consisting of the following: (i) the change in the foreign exchange rate primarily on the KMI Loans; (ii) D&A expense; (iii) deferred income taxes; (iv) capitalized equity financing costs; (v) 2018 write-off of unamortized debt issuance costs; and (vi) other non-cash items.

Investing Activities

The $118.0 million net increase in cash used in investing activities in the six months ended June 30, 2018 compared to the same period in 2017 was primarily attributable to:

•	a $135.0 million increase in capital expenditures primarily for TMEP and the Base Line Terminal expansion project; partially offset by,

•	a $15.6 million increase in cash due to higher proceeds from the sale of assets in the 2018 period compared to the 2017 period; and

•	a $1.4 million increase in cash due to lower contributions to our reclamation trusts in the 2018 period compared to the 2017 period.

Financing Activities

The net decrease of $43.8 million in cash provided by financing activities in the six months ended June 30, 2018 compared to the same period in 2017 was primarily attributable to:

•	a $1,673.9 million decrease in cash reflecting proceeds received from our IPO, net of fees paid in the 2017 period;

•	$62.0 million of cash distributions paid to the Kinder Morgan interests in the 2018 period;

•	$22.9 million of cash dividends paid to Restricted Voting Stockholders in the 2018 period; and

•	$13.3 million of cash dividends paid to preferred shareholders in the 2018 period; partially offset by,

•	a $1,607.1 million increase in cash related to the 2017 repayments of the KMI Loans using proceeds from the IPO;

•	a $63.3 million increase in cash associated with a reduction in debt and preferred shares issuance costs in the 2018 period compared to the 2017 period; and

•	a $57.9 million increase in net borrowings under our and TMEP’s credit facilities in the 2018 period. See Note 2 “Debt” for further information regarding our and TMEP’s credit facilities activity.

Equity, Dividends and Distributions

As of both June 30, 2018 and July 25, 2018, we had (i) 104.0 million and 244.1 million of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value for an aggregate of 348.1 million voting shares outstanding, (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively, and (iii) 0.8 million of restricted stock awards outstanding.

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

On July 18, 2018, our board of directors approved a quarterly dividend of $0.1625 per Restricted Voting Share for the three month period ended June 30, 2018 to be paid on August 15, 2018 to shareholders of record on July 31, 2018.

Prior to the announced sale of the TMPL and TMEP, our dividend reinvestment plan (DRIP) and the Limited Partnership distribution reinvestment plan, incentivized by the 3% market discount, was an important source of capital for funding the TMEP. Given that funding the TMEP is no longer relevant, the board of directors has elected to eliminate the market discount. All other terms and conditions related to participation in our DRIP remain unchanged. Similarly, due to our reduced need for capital, Kinder Morgan has elected to suspend its participation in the Limited Partnership's distribution reinvestment plan.

Dividends on Series 1 Preferred Shares and Series 3 Preferred Shares

We also pay dividends on our 12,000,000 Series 1 Preferred Shares and 10,000,000 Series 3 Preferred Shares, which are fixed, cumulative, preferential, and payable quarterly in the annual amount of $1.3125 per share and $1.3000 per share, respectively, on the 15th day of February, May, August and November, as and when declared by our board of directors, for the initial fixed rate period to but excluding November 15, 2022 and February 15, 2023, respectively.

Also, see Item 1, Note 3 “Equity” to our consolidated financial statements for information concerning outstanding Restricted Voting Shares (and associated restricted stock awards), Special Voting Shares and Preferred Shares, and 2018 paid and declared dividends and distributions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2017 in Item 7A in our 2017 Form 10-K. For more information on our risk management activities, see Item 1, Note 5 “Risk Management and Financial Instruments” to our consolidated financial statements.

Item 4. Controls and Procedures.

As of June 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 11 to our interim consolidated financial statements entitled “Litigation and Contingencies” which is incorporated in this item by reference.

Item 1A. Risk Factors.

See Item 2. “Management’s Discussion and Analysis—Recent Business Developments—Pending Sale of TMPL and TMEP to the Government of Canada” included elsewhere in this report; the risk factors set forth in our Preliminary Proxy Statement on Schedule 14A filed with the SEC on June 21, 2018, which are incorporated by reference herein pursuant to Rule 12b-23 under the Exchange Act; and “Information Regarding Forward-Looking Statements,” “Important Information Regarding the Proposed Transaction” and “Important Additional Information Regarding the Proposed Transaction Will Be Filed with the SEC and on SEDAR” included elsewhere in this report. There have been no other material changes to the risk factors disclosed in Part I, Item 1A in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number Description

10.1	*
Share and Unit Purchase Agreement, dated May 29, 2018, by and among Kinder Morgan Cochin ULC, Her Majesty in right of Canada, as represented by the Minister of Finance, Kinder Morgan Canada Limited, and Kinder Morgan, Inc. (filed as exhibit 10.1 to the current report on Form 8-K of Kinder Morgan Canada Limited filed on June 1, 2018 and incorporated herein by reference)

10.2	*
Support Agreement, dated May 29, 2018, by and between Kinder Morgan Canada Company, Kinder Morgan Canada Limited and Her Majesty in right of Canada, as represented by the Minister of Finance (filed as exhibit 10.2 to the current report on Form 8-K of Kinder Morgan Canada Limited filed on June 1, 2018 and incorporated herein by reference)

10.3	*
Support Agreement, dated May 29, 2018, by and between KM Canada Terminals ULC, Kinder Morgan Canada Limited and Her Majesty in right of Canada, as represented by the Minister of Finance (filed as exhibit 10.3 to the current report on Form 8-K of Kinder Morgan Canada Limited filed on June 1, 2018 and incorporated herein by reference)

10.4		Credit Agreement, dated May 1, 2018, by and among Kinder Morgan Cochin ULC, Royal Bank of Canada and the lenders party thereto (“Credit Agreement”)

10.5		First Amending Agreement to the Credit Agreement, dated May 29, 2018

10.6		Second Amending Agreement to the Credit Agreement, dated June 14, 2018

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	Risk Factors under the heading “RISK FACTORS” on pages on pages 37-41 of the Preliminary Proxy Statement on Schedule 14A filed with the SEC on June 21, 2018 and incorporated herein by reference.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iii) our Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; (v) our Consolidated Statements of Equity for the six months ended June 30, 2018 and 2017; and (vi) the notes to our Consolidated Financial Statements.

_______
*Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN CANADA LIMITED Registrant

By: /s/ Dax A. Sanders
Dax A. Sanders Chief Financial Officer (principal financial and accounting officer)
Date:	July 25, 2018