Form 10-Q
period 2018-09-30
Kinder Morgan Canada Ltd
filed 2018-10-25
CIK 1714973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission file number: 000-55864
Kinder Morgan Canada Limited
(Exact name of registrant as specified in its charter)

Alberta, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 3000, 300 - 5th Avenue S.W. Calgary, Alberta T2P 5J2
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
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☑   Smaller reporting company ☐ Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
 As of October 23, 2018, the registrant had 104,588,581 Restricted Voting Shares and 244,061,460 Special Voting Shares outstanding.

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

GLOSSARY

Company Abbreviations
Class A Units	=	the Class A limited partnership units of the Limited Partnership
Class B Units	=	the Class B limited partnership units of the Limited Partnership
Cochin	=	Canadian portion of the U.S. and Canadian Cochin pipeline system
General Partner	=	Kinder Morgan Canada GP Inc.
IPO	=	Initial Public Offering of KML’s Restricted Voting Shares in May 2017
Jet Fuel	=	Jet Fuel pipeline system
KMCI	=	Kinder Morgan Canada Inc.
KML	=	Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries
Kinder Morgan or KMI	=	Kinder Morgan, Inc.
Limited Partnership	=	Kinder Morgan Canada Limited Partnership
LP Units	=	collectively, the Class A Units and the Class B Units
Preferred LP Units	=	the preferred limited partnership units in the Limited Partnership
Preferred Shares	=	collectively all outstanding preferred shares in the capital of KML (if and when issued)
Puget Sound	=	Puget Sound pipeline system
Restricted Voting Shares	=	the restricted voting shares in the capital of KML
Series 1 Preferred Shares	=	the 12,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 1 in the capital of KML
Series 3 Preferred Shares	=	the 10,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 3 in the capital of KML
Special Voting Shares	=	the special voting shares in the capital of KML
TMEP	=	Trans Mountain Expansion Project
TMPL	=	Trans Mountain pipeline system
Trans Mountain Asset Group	=	the assets sold, collectively, TMPL, along with its associated Puget Sound, the TMEP, and KMCI, the Canadian employer of the staff that operates the business
Trans Mountain	=	Trans Mountain Pipeline ULC

Common Industry and Other Terms
/d	=	per day
Adjusted EBITDA	=	adjusted earnings before interest expense, taxes, depreciation and amortization
DCF	=	distributable cash flow
D&A	=	depreciation and amortization
EBDA	=	earnings before depreciation and amortization expenses
FASB	=	Financial Accounting Standards Board
GAAP or U.S. GAAP	=	United States Generally Accepted Accounting Principles
MBbl	=	thousand barrels
MMBbl	=	million barrels
MMtonnes	=	million metric tonnes.
U.S.	=	United States of America

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
Forward-looking statements in this report include statements, express or implied, concerning, without limitation: the use of net proceeds from the sale of the TMPL and TMEP, including the Return of Capital and associated Stated Capital Reduction, and the Share Consolidation (each defined herein), including (in each case) the timing thereof; the Base Line Terminal and Vancouver Wharves expansion projects, including completion or potential termination of such projects, anticipated costs, scheduling and in-service dates, future benefits and utilization, anticipated project returns and the impacts of such projects; remaining performance obligations for contracted revenue; litigation and contingencies, including anticipated liability, resolution and outcome of such actions and proceedings.
See Part II, Item 1A and Item 1 “Notes to Consolidated Financial Statements—Note 2. Trans Mountain Transaction” and Item 2. “Management’s Discussion and Analysis—Recent Developments—Outlook” included in this report, and “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. You should keep these risk factors in mind when considering forward-looking statements. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. Any financial outlook or other forward-looking statements included in this report are included for the purpose of providing information relating to management’s current expectations and plans for the future, are based on a number of significant assumptions and may not be appropriate, and should not be used, for any purpose other than those for which such forward-looking statements are disclosed herein.
Important Additional Information Regarding the Reduction in Stated Capital and Share Consolidation Will Be Filed with the SEC and on SEDAR
This report is neither a solicitation of a proxy nor an offer to purchase nor a solicitation of an offer to sell any securities. This report is also not a substitute for any proxy statement or other filings that may be made with the Securities Exchange Commission (the “SEC”) with respect to the proposed Reduction in Stated Capital and the Share Consolidation described under Item 1 “Notes to Consolidated Financial Statements—Note 2. Trans Mountain Transaction” and Item 2. “Management’s Discussion and Analysis—Recent Developments—Outlook.” Approval of these proposed transactions will be submitted to the Company’s shareholders for their consideration, and the Company will file a definitive proxy statement to be used to solicit shareholder approval of the transaction with the SEC and on SEDAR. Detailed information about these transactions will be contained in the definitive proxy statement and other documents to be filed with the SEC and on SEDAR and mailed to shareholders prior to the meeting.
Investors and security holders will be able to obtain free copies of the definitive proxy statement and other documents filed with the SEC by the Company through the web site maintained by the SEC at www.sec.gov or on the Company’s website at https://ir.kindermorgancanadalimited.com/, and under the Company’s profile on SEDAR at www.sedar.com.
The Company and its directors and executive officers may be deemed to be participants in the solicitation of proxies in respect of the Reduction in Stated Capital and the Share Consolidation. Information regarding the Company’s directors and executive officers is contained in the 2017 Form 10-K and KML’s information circular and proxy statement for its 2018 Annual Meeting of Shareholders, which are filed with the SEC. A more complete description will be available in the proxy statement to be used to solicit shareholder approval of the proposed transactions.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF INCOME (In millions of Canadian dollars, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (Note 2)	2018	2017 (Note 2)
Revenues
Services	94.3	85.4	278.6	263.4
Product sales and other	—	0.5	—	0.5
Total Revenues	94.3	85.9	278.6	263.9

Operating Costs, Expenses and Other
Operations and maintenance	39.2	39.0	116.8	124.8
Depreciation and amortization	21.1	19.3	61.1	53.7
General and administrative	7.1	7.6	26.6	22.2
Taxes, other than income taxes	1.4	1.7	4.0	5.3
Other (income) expense, net	(0.9)	0.8	(9.3)	3.0
Total Operating Costs, Expenses and Other	67.9	68.4	199.2	209.0

Operating Income	26.4	17.5	79.4	54.9

Other Income (Expense)
Interest income (expense), net	6.1	2.0	6.1	(4.6)
Foreign exchange loss	(0.6)	(2.0)	(0.4)	(5.3)
Other, net	(0.4)	—	(0.4)	0.7
Total Other Income (Expense)	5.1	—	5.3	(9.2)

Income from Continuing Operations Before Income Taxes	31.5	17.5	84.7	45.7

Income Tax Expense	(9.3)	(7.7)	(25.0)	(17.7)

Income from Continuing Operations	22.2	9.8	59.7	28.0

Discontinued Operations (Note 2)
Income from operations of the Trans Mountain Asset Group, net of tax	19.2	32.6	39.8	86.3
Gain on sale of the Trans Mountain Asset Group, net of tax	1,308.0	—	1,308.0	—
Income from Discontinued Operations, Net of Tax	1,327.2	32.6	1,347.8	86.3

Net Income	1,349.4	42.4	1,407.5	114.3

Preferred share dividends	(7.2)	(2.0)	(21.6)	(2.0)

Net Income Attributable to Kinder Morgan Interest	(940.7)	(28.7)	(971.8)	(96.4)

Net Income Available to Restricted Voting Stockholders	401.5	11.7	414.1	15.9

Restricted Voting Shares
Basic and Diluted Earnings Per Restricted Voting Share from Continuing Operations	0.05	0.02	0.11	0.06
Basic and Diluted Earnings Per Restricted Voting Share from Discontinued Operations	3.78	0.09	3.85	0.16

Basic and Diluted Weighted Average Restricted Voting Shares Outstanding	104.3	103.0	103.9	72.1

Dividends Per Restricted Voting Share Declared for the Period	0.1625	0.1625	0.4875	0.2196

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of Canadian dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	1,349.4	42.4	1,407.5	114.3

Other comprehensive income (loss)
Benefit plans (Note 10)	36.4	(0.1)	37.5	(0.7)
Foreign currency translation adjustments (Note 6)	(10.5)	(1.3)	(8.2)	(1.8)

Total other comprehensive income (loss)	25.9	(1.4)	29.3	(2.5)
Comprehensive income	1,375.3	41.0	1,436.8	111.8

Comprehensive income attributable to Kinder Morgan interest	(958.9)	(27.8)	(992.3)	(94.9)

Comprehensive income attributable to Kinder Morgan Canada Limited	416.4	13.2	444.5	16.9

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED CONSOLIDATED BALANCE SHEETS (In millions of Canadian dollars, except share and per share amounts) (Unaudited)

	September 30, 2018	December 31, 2017 (Note 2)
ASSETS
Current assets
Cash and cash equivalents	4,350.1	110.7
Accounts receivable	41.2	23.3
Inventories	7.7	7.3
Current assets held for sale (Note 2)	—	192.7
Other current assets	7.8	6.6
Total current assets	4,406.8	340.6

Property, plant and equipment, net	985.3	988.4
Long-term assets held for sale (Note 2)	—	3,050.4
Deferred charges and other assets	9.2	73.3
Total Assets	5,401.3	4,452.7

LIABILITIES AND EQUITY
Current liabilities
Credit facility (Note 3)	—	—
Accounts payable	75.2	54.5
Accrued taxes	304.7	8.7
Current liabilities held for sale (Note 2)	—	207.3
Other current liabilities	32.1	27.8
Total current liabilities	412.0	298.3

Long-term liabilities and deferred credits
Deferred income taxes	1.3	299.3
Deferred revenues	66.7	53.5
Long-term liabilities held for sale (Note 2)	—	163.2
Other deferred credits	2.4	0.8
Total long-term liabilities and deferred credits	70.4	516.8
Total Liabilities	482.4	815.1

Commitments and contingencies (Notes 3 and 12)

Equity
Preferred share capital, 12,000,000 shares of Series 1 and 10,000,000 shares of Series 3, issued and outstanding (Note 4)	537.2	537.2
Restricted Voting Share capital, 104,588,581 and 103,366,905 Restricted Voting Shares, respectively, issued and outstanding (Note 4)	1,724.9	1,707.5
Retained deficit	(405.7)	(770.0)
Accumulated other comprehensive loss	—	(8.8)
Total Kinder Morgan Canada Limited equity	1,856.4	1,465.9
Kinder Morgan interest, 244,061,460 and 242,882,897 Special Voting Shares, respectively, issued and outstanding (Note 3)	3,062.5	2,171.7
Total Equity	4,918.9	3,637.6
Total Liabilities and Equity	5,401.3	4,452.7

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of Canadian dollars)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	1,407.5	114.3
Non-cash items:
Depreciation and amortization	107.9	107.6
Deferred income taxes	(341.0)	38.5
Capitalized equity financing costs	(34.8)	(19.6)
Unrealized foreign exchange (gain) loss	(0.2)	5.7
Write-off of unamortized debt issuance costs	60.5	—
Gain on sale of the Trans Mountain Asset Group (Note 2)	(1,235.1)	—
Other non-cash items	8.8	9.4
Change in operating assets and liabilities (Note 11)	331.5	(97.1)
Cash provided by operating activities (Note 2)	305.1	158.8

Investing Activities
Capital expenditures	(507.5)	(409.1)
Contributions to trusts	(9.6)	(10.3)
Sales of property, plant and equipment, net of removal costs	16.0	(0.2)
Proceeds from the sale of Trans Mountain Asset Group, net of cash disposed (Note 2)	3,921.2	—
Other, net	0.6	—
Cash provided by (used in) investing activities (Note 2)	3,420.7	(419.6)

Financing Activities
Issuances of debt	792.6	287.3
Repayments of debt	(232.7)	(122.3)
Proceeds received from IPO, net	—	1,671.0
Issuance of preferred shares, net	—	293.5
Repayments of debt with affiliates	—	(1,606.3)
Cash dividends - restricted shares	(36.8)	(4.3)
Dividends - preferred shares	(20.5)	—
Distributions - Kinder Morgan interest	(102.3)	(10.4)
Debt and preferred shares issuance costs	(9.5)	(74.7)
Other, net	(6.0)	—
Cash provided by financing activities	384.8	433.8

Change in Cash, Cash Equivalents, and Restricted Deposits held by the Trans Mountain Asset Group	128.3	(18.9)

Effect of exchange rate changes on cash, cash equivalents and restricted deposits	0.5	(1.3)

Net increase in Cash, Cash Equivalents and Restricted Deposits	4,239.4	152.8
Cash, Cash Equivalents and Restricted Deposits, beginning of period	111.2	110.3
Cash, Cash Equivalents and Restricted Deposits, end of period	4,350.6	263.1

Cash and Cash Equivalents, beginning of period	110.7	109.8
Restricted Deposits, beginning of period	0.5	0.5
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	111.2	110.3

Cash and Cash Equivalents, end of period	4,350.1	261.9
Restricted Deposits, end of period	0.5	1.2
Cash, Cash Equivalents, and Restricted Deposits, end of period	4,350.6	263.1

Net increase in Cash, Cash Equivalents and Restricted Deposits	4,239.4	152.8

Supplemental Disclosures of Cash Flow Information
Cash paid including to affiliates during the period for interest (net of capitalized interest)	—	60.6
Cash paid during the period for income taxes	9.3	1.4
Non-cash Investing and Financing Activities
Increase in property, plant and equipment from both accruals and contractor retainage		42.0
Increase (decrease) in property, plant and equipment due to foreign currency translation adjustments	1.5	(2.2)
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred share capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at June 30, 2018	22.0	104.0	244.1	537.2	1,720.3	(790.2)	(7.7)	2,143.9	3,603.5
Net income						408.7		940.7	1,349.4
Preferred share dividend						(7.2)			(7.2)
Restricted voting share dividends						(17.0)			(17.0)
Special voting share distributions								(40.3)	(40.3)
Dividend/Distribution reinvestment plan		0.6			3.1				3.1
Stock-based compensation					1.5				1.5
Other comprehensive income							7.7	18.2	25.9
Balance at September 30, 2018	22.0	104.6	244.1	537.2	1,724.9	(405.7)	—	3,062.5	4,918.9

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred share capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at June 30, 2017	—	102.9	242.1	—	1,699.1	(773.7)	(8.0)	2,153.7	3,071.1
Reallocation of equity on common control transaction						0.2		(0.2)	—
Equity issuance fees				(7.0)	(0.2)				(7.2)
Issuance of preferred shares	12.0			300.0					300.0
Net income						13.7		28.7	42.4
Restricted voting share dividends						(5.9)			(5.9)
Special voting share distributions								(13.8)	(13.8)
Dividend/Distribution reinvestment plan		0.1	0.2		1.6			3.5	5.1
Stock-based compensation					0.9				0.9
Deferred tax liability adjustments				0.5				1.1	1.6
Other comprehensive loss							(0.5)	(0.9)	(1.4)
Balance at September 30, 2017	12.0	103.0	242.3	293.5	1,701.4	(765.7)	(8.5)	2,172.1	3,392.8

KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF EQUITY (continued) (Unaudited)

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred share capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at December 31, 2017	22.0	103.4	242.9	537.2	1,707.5	(770.0)	(8.8)	2,171.7	3,637.6
Net income						435.7		971.8	1,407.5
Preferred share dividend						(20.5)			(20.5)
Restricted voting share dividends						(50.9)			(50.9)
Special voting share distributions								(122.1)	(122.1)
Dividend/Distribution reinvestment plan		1.2	1.2		14.1			19.8	33.9
Stock-based compensation					4.1				4.1
Other					(0.8)			0.8	—
Other comprehensive income							8.8	20.5	29.3
Balance at September 30, 2018	22.0	104.6	244.1	537.2	1,724.9	(405.7)	—	3,062.5	4,918.9

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred Voting Shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Equity attributable to Kinder Morgan pre-IPO	Preferred Share Capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at December 31, 2016	—	—	—	1,475.0	—	—	(13.1)	(25.9)	—	1,436.0
Activity attributable to Kinder Morgan prior to IPO:
Equity interests issued				126.9						126.9
Distribution				(261.7)						(261.7)
Issuance of restricted voting shares		102.9				1,750.0				1,750.0
Issuance of special voting shares and reallocation of Kinder Morgan pre-IPO carrying basis			242.1	(1,340.2)			13.1	25.9	1,301.2	—
Reallocation of equity on common control transaction							(777.7)	(7.5)	785.2	—
Equity issuance fees					(7.0)	(69.9)				(76.9)
Issuance of preferred shares	12.0				300.0					300.0
Net income							17.9		96.4	114.3
Restricted voting share dividends							(5.9)			(5.9)
Special voting share distributions									(13.8)	(13.8)
Dividend/Distribution reinvestment plan		0.1	0.2			1.6			3.5	5.1
Stock-based compensation						0.9				0.9
Deferred tax liability adjustment					0.5	18.8			1.1	20.4
Other comprehensive loss								(1.0)	(1.5)	(2.5)
Balance at September 30, 2017	12.0	103.0	242.3	—	293.5	1,701.4	(765.7)	(8.5)	2,172.1	3,392.8

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
Unless otherwise noted, amounts are stated in Canadian dollars, which is the functional currency of our continuing operations.

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

Prior to the IPO, Kinder Morgan controlled all of our equity which is presented as “Equity attributable to Kinder Morgan pre-IPO” in our statement of equity for the nine months ended September 30, 2017. For the periods after the IPO, “Kinder Morgan interest” is separately presented in our consolidated statement of equity for the three and nine months ended September 30, 2018 and 2017, and includes its share of our net income and other comprehensive loss, along with its Class B Units distributions and distribution reinvestment plan activities.

Accounting Policy Changes

Adoption of New Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Updates (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and a series of related accounting standard updates designed to create improved revenue recognition and disclosure comparability in financial statements. For more information, see Note 7.

On January 1, 2018, we retroactively adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires the statements of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning of period and end of period amounts presented on the statements of cash flows. The retrospective application of this new accounting guidance resulted in a decrease of $0.7 million in “Cash used in investing activities,” an increase of $0.5 million in “Cash, Cash Equivalents, and Restricted Deposits, beginning of the period,” and an increase of $1.2 million in “Cash, Cash Equivalents, and Restricted Deposits, end of period” in our accompanying consolidated statement of cash flows from what was previously presented in our Quarterly Report for the quarterly period ended September 30, 2017.

On January 1, 2018, we adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715).”  This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost, allows only the service cost component of net benefit cost to be eligible for capitalization, and establishes how to present the service cost component and the other components of net benefit cost in the income statement. Topic 715 required us to retrospectively reclassify other components of net benefit costs (excluding the service cost component) from “General and administrative” to “Other, net” in our accompanying consolidated statement of income.  We prospectively applied Topic 715 related to net benefit costs eligible for capitalization. These costs are included within our Discontinued Operations, and therefore are not reflected within the income statement line items presented and are net within the “Income from Operations of the Trans Mountain Asset Group, net of tax.”

2. Trans Mountain Transaction

On August 31, 2018, we closed on the sale of the Trans Mountain Asset Group, which were indirectly acquired by the Government of Canada, through Trans Mountain Corporation (a subsidiary of the Canada Development Investment Corporation) for cash consideration of approximately $4.43 billion, which is the contractual purchase price of $4.5 billion net of a preliminary working capital adjustment (the “Transaction”). The contractual purchase price is subject to a customary final true up of the estimated working capital calculation as provided in the purchase agreement. The August 31, 2018 Trans Mountain Asset Group balance sheet included $502.4 million of cash and cash equivalents, along with $559.8 million of debt.

On September 4, 2018, we announced that our board of directors approved a plan to distribute the net proceeds from the Transaction, after capital gains taxes, customary purchase price adjustments and repayment of debt outstanding under our Temporary Credit Facility (see Note 3), as a return of capital to shareholders. The return of capital to holders of our Restricted Voting Shares (the “Return of Capital”) is expected to be approximately $1.2 billion or approximately $11.40 per Restricted Voting Share. To facilitate the Return of Capital and provide flexibility for dividends going forward, we also announced that we will seek voting shareholders’ two-thirds majority approval to reduce the stated capital of our Restricted Voting Shares by $1.45 billion (the “Stated Capital Reduction”). Our board of directors also approved a proposal to effect a consolidation or "reverse stock split" of our Restricted Voting Shares and Special Voting Shares on a one-for-three basis (three shares consolidating to one share) (the “Share Consolidation”). These proposals will be voted on at a special meeting of our shareholders currently scheduled to be held on November 29, 2018 and Kinder Morgan has stated that it intends to vote in favor of these proposals with its approximate 70% voting interest in us. Subject to the Stated Capital Reduction and Share Consolidation being approved by shareholders, and the board's subsequent confirmation thereof, the anticipated payment date for the Return of Capital is expected to be January 3, 2019, with the Share Consolidation to occur a few days thereafter.

We have recorded a Gain on sale of the Trans Mountain Asset Group, net of tax of $1,308.0 million as presented in the accompanying consolidated statements of income for the three and nine months ended September 30, 2018. The gain included a tax benefit of approximately $69.5 million comprised of the release of deferred income taxes of approximately $388.5 million, which were partially offset by an adjustment to accrued taxes of approximately $319.0 million on the accompanying consolidated balance sheet as of September 30, 2018.

The underlying assets in the Trans Mountain Asset Group were primarily within our Pipelines business segment and the operating results for the Trans Mountain Asset Group are included in Income from operations of the Trans Mountain Asset Group, net of tax in the accompanying consolidated statements of income for the three and nine months ended September 30, 2018 and 2017. Major income and expense line items associated with the Trans Mountain Asset Group that have been presented within the caption Discontinued Operations in the accompanying consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018(a)	2017	2018(a)	2017
(In millions of Canadian dollars)
Revenues	56.4	81.1	214.3	236.3
Depreciation and amortization	(11.8)	(17.9)	(46.8)	(53.9)
Operating expenses	(27.5)	(30.0)	(89.8)	(84.8)
Interest and other income (expense) (b)	11.3	6.4	(22.9)	13.4
Income from operations of the Trans Mountain Asset Group before income taxes	28.4	39.6	54.8	111.0
Gain on sale of the Trans Mountain Asset Group before income taxes	1,235.1	—	1,235.1	—
Income from Discontinued Operations before income taxes	1,263.5	39.6	1,289.9	111.0
Income tax benefit (expense)	63.7	(7.0)	57.9	(24.7)
Income from Discontinued Operations, Net of Tax	1,327.2	32.6	1,347.8	86.3

The Trans Mountain Asset Group’s carrying value of assets and liabilities have been presented as held for sale in the accompanying consolidated balance sheet as of December 31, 2017 and include:

December 31, 2017
(In millions of Canadian dollars)
Cash and cash equivalents	128.1
Accounts receivable	46.0
Other current assets	18.6
Property, plant and equipment, net	2,719.6
Goodwill	248.0
Non-current regulatory assets	29.1
Other non-current assets	53.7
Total assets of the Trans Mountain Asset Group	3,243.1

Credit Facility	—
Accounts payable	98.0
Current regulatory liabilities	103.0
Other current liabilities	6.3
Pension and postretirement benefits	75.4
Non-current regulatory liabilities	43.3
Other non-current liabilities	44.5
Total liabilities of the Trans Mountain Asset Group	370.5

Our net cash flows from operating and investing activities from the Trans Mountain Asset Group included in the accompanying consolidated statements of cash flows were as follows:

Nine Months Ended September 30,	2018(a)	2017
(Net cash provided by (used in) in millions of Canadian dollars)
Operating activities	182.3	71.7
Investing activities	(507.3)	(305.6)
______

(a)	Amounts are for the periods ending on August 31, 2018, the closing of the Transaction.

(b)
Nine months ended September 30, 2018 includes approximately $60.5 million pre-tax write off of deferred financing costs, see Note 3. Amounts also include interest expenses from our credit facilities and KMI Loans that were allocated to discontinued operations for borrowings that were directly related to the Trans Mountain Asset Group.

Subsequent to the sale of the Trans Mountain Asset Group, we continue to have two business segments: (i) the Pipelines segment, which includes Cochin, a 12-inch diameter multi-product pipeline which spans approximately 1,000 kilometers in Saskatchewan and Alberta and Jet Fuel serving the Vancouver International Airport and (ii) the Terminals segment, which includes the ownership or operation of liquid product merchant storage and rail terminals in the Edmonton, Alberta market as well as a predominantly dry cargo import/export facility in Vancouver, the Province of British Columbia (“B.C.”)

Also, see Note 3 “Debt” for information on our 4-year, $500 million unsecured revolving credit facility.

3. Debt

Credit Facilities

In conjunction with the announcement of the Transaction described in Note 2, on May 30, 2018, approximately $100.0 million of borrowings outstanding under our June 16, 2017 revolving credit facility (the “2017 Credit Facility”) were repaid, the underlying credit facilities were terminated, and approximately $60.5 million of deferred costs associated with the 2017 Credit Facility that were being amortized as interest expense over its term were written off.

On May 30, 2018 and concurrently with the termination of our 2017 Credit Facility, we established a $500.0 million revolving credit facility (the “Temporary Credit Facility”), for general corporate purposes, including working capital during the period from June 1, 2018 through the closing of the Transaction. The approximate $100.0 million of borrowings outstanding under the terminated 2017 Credit Facility were repaid pursuant to an initial drawdown under the Temporary Credit Facility.

On June 14, 2018, our former subsidiary, Trans Mountain, as the borrower, entered into a non-revolving, unsecured construction credit agreement (the “Trans Mountain Non-recourse Credit Agreement”) in an aggregate principal amount of up to approximately$1 billion to facilitate the resumption of the TMEP planning and construction work until the close of the Transaction. The $559.8 million of outstanding borrowings under the Trans Mountain Non-recourse Credit Agreement were included in the Trans Mountain Asset Group’s assets and liabilities included in the Transaction (see Note 2).

Upon the closing of the Transaction on August 31, 2018, the Temporary Credit Facility was replaced with a new 4-year, $500.0 million unsecured revolving credit facility for working capital purposes (“2018 Credit Facility”) under a credit agreement with the Royal Bank of Canada (the “Credit Agreement”). In addition, the $132.6 million of outstanding borrowings under the Temporary Credit Facility were paid off prior to its termination with a portion of the proceeds from the Transaction.

Depending on the type of loan requested, interest on loans outstanding will be calculated based on: (i) a Canadian prime rate of interest; (ii) a U.S. base rate; (iii) LIBOR; or (iv) bankers’ acceptance fees, plus (i) in the case of Canadian prime rate or U.S. base rate loans, an applicable margin of up to 1.25%; or (ii) in the case of LIBOR or banker’s acceptance loans, an applicable margin ranging from 1.00% to 2.25%, which such margin in any case is determined by our debt credit rating. Standby fees for the unused portion of the 2018 Credit Facility will be calculated at a rate ranging from 0.20% to 0.45% based upon our debt credit rating.

The Credit Agreement contains various financial and other covenants that apply to us and our subsidiaries and that are common in such agreements, including a maximum ratio of consolidated total funded debt to consolidated earnings before interest, income taxes, DD&A, and non-cash adjustments as defined in the Credit Agreement, of 5.00:1.00 and restrictions on our ability to incur debt, grant liens, make dispositions, engage in transactions with affiliates, make restricted payments, make investments, enter into sale leaseback transactions, amend our organizational documents and engage in corporate reorganization transactions.

In addition, the Credit Agreement contains customary events of default, including non-payment; non-compliance with covenants (in some cases, subject to grace periods); payment default under, or acceleration events affecting, certain other indebtedness; bankruptcy or insolvency events involving us or guarantors; and changes of control. If an event of default under the Credit Agreement exists and is continuing, the lenders could terminate their commitments and accelerate the maturity of our outstanding obligations under the Credit Agreement.

As of September 30, 2018, we had no outstanding borrowings under our 2018 Credit Facility, and had $446.0 million available under the 2018 Credit Facility, after reducing the $500.0 million capacity for the $54.0 million in letters of credit. Of the total $54.0 million of letters of credit issued, approximately $50.5 million are issued on behalf of Trans Mountain for which it has issued a backstop letter of credit to us. As of September 30, 2018, we were in compliance with all required covenants. As of December 31, 2017, we had no borrowings outstanding under our 2017 Credit Facility. For the three and nine months ended September 30, 2018, we incurred standby fees of $0.8 million and $7.6 million, respectively. For the three and nine months ended September 30, 2017, we incurred standby fees of $4.0 million and $4.6 million, respectively.

4. Equity

As of September 30, 2018, we had (i) 104.6 million and 244.1 million of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value, for an aggregate of 348.7 million voting shares outstanding, (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively, and (iii) 0.2 million of restricted stock awards outstanding.

Preferred Share Dividends

The following table provides information regarding dividends declared and paid, or to be paid, as applicable, on our Preferred Shares during the nine months ended September 30, 2018:

Period	Total Series 1 quarterly dividend per share for the period	Total Series 3 quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash
(In millions of Canadian dollars, except per share amounts)
November 15, 2017 to February 14, 2018 (a)	0.328125	0.22082	January 17, 2018	January 31, 2018	February 15, 2018	6.1
February 15, 2018 to May 14, 2018	0.328125	0.325	April 18, 2018	April 30, 2018	May 15, 2018	7.2
May 15, 2018 to August 14, 2018	0.328125	0.325	July 18, 2018	July 31, 2018	August 15, 2018	7.2
August 15, 2018 to November 14, 2018	0.328125	0.325	October 10, 2018	October 31, 2018	November 15, 2018
________
(a) Series 3 per share amount reflects that the shares were outstanding for 62 days during the period ended February 14, 2018.

Restricted Voting Share Dividends

The following table provides information regarding dividends declared and paid, or to be paid, as applicable, on our Restricted Voting Shares during the nine months ended September 30, 2018.

For the three month period ended	Dividend rate per share	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash(a)	Total amount of dividends paid in form of additional shares
(In millions of Canadian dollars, except per share amounts)
December 31, 2017	0.1625	January 17, 2018	January 31, 2018	February 15, 2018	11.8	5.1
March 31, 2018	0.1625	April 18, 2018	April 30, 2018	May 15, 2018	11.1	5.9
June 30, 2018	0.1625	July 18, 2018	July 31, 2018	August 15, 2018	13.9	3.1
September 30, 2018	0.1625	October 17, 2018	October 31, 2018	November 15, 2018
________

(a)	Amount includes notional dividends on outstanding restricted stock awards of $0.4 million.

Kinder Morgan Interest Distributions

The following table provides information regarding distributions declared and paid, or to be paid, as applicable, to Kinder Morgan during the nine months ended September 30, 2018.

For the three month period ended	Dividend rate per share	Date of declaration	Date of distribution	Total amount of distribution paid in cash	Total amount of distribution paid in form of additional shares (a)
(In millions of Canadian dollars, except per share amounts)				(In millions of Canadian dollars)
December 31, 2017	0.1625	January 17, 2018	February 15, 2018	31.0	9.9
March 31, 2018	0.1625	April 18, 2018	May 15, 2018	31.0	9.9
June 30, 2018	0.1625	July 18, 2018	August 15, 2018	40.3	—
September 30, 2018	0.1625	October 17, 2018	November 15, 2018
________

(a)
Due to our reduced need for capital after our May 29, 2018 announcement of the Transaction, Kinder Morgan elected to suspend its participation in the Limited Partnership's distribution reinvestment plan.

Proposed Return of Capital, Stated Capital Reduction and Share Consolidation

As discussed in Note 2, subject to the Stated Capital Reduction and Share Consolidation being approved by a two-thirds majority of voting shareholders, and the board's subsequent confirmation thereof, the anticipated payment date for the Return of Capital is expected to be January 3, 2019, with the Share Consolidation to occur a few days thereafter. KMI has stated that it intends to vote in favor of these proposals with its approximate 70% voting interest in us.

Earnings per Restricted Voting Share

We calculate earnings per share from continuing and discontinued operations using the two-class method. Earnings were allocated to Restricted Voting Shares and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings. Our unvested restricted stock awards, which may be settled in Restricted Voting Shares issued to employees and non-employee directors and include dividend equivalent payments, do not participate in excess distributions over earnings.

The following table sets forth the allocation of income from continuing operations and net income available to shareholders of Restricted Voting Shares and participating securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars, except per share amounts)
Income from Continuing Operations Available to Restricted Voting Stockholders	4.9	1.9	11.3	3.9
Participating securities:
Less: Income from Continuing Operations allocated to restricted stock awards(a)	(0.2)	—	(0.4)	—
Income from Continuing Operations Allocated to Restricted Voting Stockholders	4.7	1.9	10.9	3.9

Basic Weighted Average Restricted Voting Shares Outstanding	104.3	103.0	103.9	72.1
Basic Earnings from Continuing Operations Per Restricted Voting Share	0.05	0.02	0.11	0.06

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars, except per share amounts)
Income from Discontinued Operations Available to Restricted Voting Stockholders	396.7	9.3	402.9	11.5
Participating securities:
Less: Income from Discontinued Operations allocated to restricted stock awards(a)	(2.3)	(0.1)	(2.9)	(0.1)
Income from Discontinued Operations Allocated to Restricted Voting Stockholders	394.4	9.2	400	11.4

Basic Weighted Average Restricted Voting Shares Outstanding	104.3	103.0	103.9	72.1
Basic Earnings from Discontinued Operations Per Restricted Voting Share	3.78	0.09	3.85	0.16
_______

(a)	As of September 30, 2018, there were approximately 0.2 million unvested restricted stock awards.

For the three and nine months ended September 30, 2018, the weighted average maximum number of potential Restricted Voting Share equivalents of 0.2 million unvested restricted stock awards are antidilutive and, accordingly, are excluded from the determination of diluted earnings per Restricted Voting Share.

5. Transactions with Related Parties

Affiliate Activities

The following table summarizes our related party income statement activity. Revenues, operating costs and capitalized costs are under normal trade terms.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Income Statement location
Revenues-Services(a)	15.4	14.6	46.1	44.2
Operations and maintenance and general and administrative expenses	0.4	0.2	3.7	0.9
Operations and maintenance and general and administrative expenses included in discontinued operations	0.4	1.0	1.8	1.5
Interest expense(b)	—	—	—	19.6
Other
Capitalized costs from affiliates in property, plant and equipment	—	1.2	0.1	5.2
Capitalized costs from affiliates included in assets sold in the Transaction	1.7	—	1.9	—
_________

(a)	Amounts represent sales to a customer who is a related party through joint ownership of a joint venture.

(b)	2017 amounts primarily represent interest on long-term debt with affiliates (“KMI Loans”) that was repaid with proceeds from our IPO.

Accounts receivable and payable

Accounts receivable-affiliate and accounts payable-affiliate are non-interest bearing and are settled on demand and, since our IPO, primarily settled monthly. The following table summarizes our affiliate balances:

	September 30,	December 31,
	2018	2017
(In millions of Canadian dollars)
Accounts receivable(a)	13.6	9.0
Accounts payable(b)	—	0.7
________

(a)	Included in “Accounts receivable” on our accompanying consolidated balance sheets.

(b)	Included in “Accounts payable” on our accompanying consolidated balance sheets.

6.  Risk Management and Financial Instruments

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

Interest Rate Risk

We are exposed to interest rate risk attributed to floating rate debt, which is used to finance capital expansion projects, and general corporate operations. The changes in interest rates may impact future cash flows and the fair value of our financial instruments.

Foreign Currency Transactions and Translation

Foreign currency transaction gains or losses result from a change in exchange rates between the functional currency of an entity and the currency in which a transaction is denominated. Unrealized and realized gains and losses generated from these transactions are recorded in foreign exchange loss in the accompanying consolidated statements of income and include:

•
As a result of the Transaction, we released foreign currency translation gains previously held within Accumulated other comprehensive income to the Gain on sale of the Trans Mountain Asset Group, net of tax in the accompanying consolidated statements of income of $10.1 million for both the three and nine months ended September 30, 2018.

•
Prior to repayment of the KMI Loans utilizing proceeds from our IPO, we were exposed to foreign currency risk related to the U.S. dollar denominated KMI Loans. For the three and nine months ended September 30, 2017, our continuing operations had unrealized foreign exchange gain of $0.5 million and $0.2 million, respectively, and our discontinued operations had unrealized foreign exchange gain of $0.1 million and a foreign exchange loss of $2.6 million, respectively, related to the KMI Loans.

•
Our continuing operations unrealized foreign exchange gains and (losses) for the three and nine months ended September 30, 2018 were $(0.6) million and $0.4 million, respectively, and the three and nine months ended September 30, 2017 were $(2.8) million and $(5.7) million, respectively, due to changes in exchange rates between the Canadian dollar and the U.S. dollar on U.S. dollar denominated balances. Our discontinued operations unrealized foreign exchange gains and (losses) for the three and nine months ended September 30, 2018 were $0.1 million and $(0.2) million, respectively, and the three and nine months ended September 30, 2017 were $1.4 million and $2.5 million, respectively,These currency exchange rate fluctuations affect the expected Canadian dollar cash flows on unsettled U.S. dollar denominated transactions, primarily related to cash bank accounts that are denominated in U.S. dollars and affiliate receivables or payables that are denominated in U.S. dollars. Prior to the closing of the Transaction, we translated the assets and liabilities of Puget Sound that has the U.S. dollar as its functional currency to Canadian dollars at period-end exchange rates.

•
Puget Sound operates in the state of Washington, and earns its revenues and incurs most of its expenses in U.S. dollars and Cochin earns its revenues in U.S. dollars. Therefore, fluctuations in the U.S. dollar to Canadian dollar exchange rate can affect the earnings contributed by Cochin and prior to the closing of the Transaction, Puget Sound, to our overall results. Our continuing operations had realized foreign exchange gains and (losses) of $(0.8) million for the nine months ended September 30, 2018, and $0.3 million and $0.2 million for the three and nine months ended September 30, 2017, respectively. Our discontinued operations had realized foreign exchange gains and (losses) of $(0.6) million and $(0.2) million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.1 million for the three and nine months ended September 30, 2017, respectively.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations, including commitments, as they become due. We manage our liquidity risk by ensuring access to sufficient funds to meet our obligations. We forecast cash requirements to ensure funding is available to settle financial liabilities when they become due. Our primary sources of liquidity and capital resources are funds generated from operations and our 2018 Credit Facility, see Note 3.

7.  Revenue Recognition

Adoption of Topic 606

Effective January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” and the series of related accounting standard updates that followed (collectively referred to as “Topic 606”). We utilized the modified retrospective method to adopt Topic 606, which required us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018, and (ii) revenue contracts that were not completed as of January 1, 2018. In accordance with this approach, our consolidated revenues for periods prior to January 1, 2018 were not revised. The cumulative effect of the adoption of Topic 606 as of January 1, 2018 and the impact to the financial statement line items for the current year was not material.

Revenue from Contracts with Customers

Beginning in 2018, we account for revenue from contracts with customers in accordance with Topic 606. The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time. Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) control of the goods or services transfers to the customer and the performance obligation is satisfied.

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

Nature of Revenue by Segment

Pipelines Segment

We transport light hydrocarbon liquids (primarily to be used as diluent to facilitate bitumen transportation) on a firm or non-firm contractual basis, and jet fuel on a non-firm contractual basis. The regulated tariff for Cochin is designed to provide revenues sufficient to recover the costs of providing transportation to shippers, including a return on invested capital. The majority of Cochin’s transportation service is provided on a firm basis under its current contracts.

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

Our non-firm, interruptible transportation services are provided on Cochin’s pipeline when and to the extent we determine capacity is available in this pipeline system. The shippers typically pay a per-unit rate for actual quantities of product transported.

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

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended September 30, 2018
	Pipelines	Terminals	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	13.1	59.1	72.2
Fee-based services	0.9	16.7	17.6
Total services revenues	14.0	75.8	89.8
Other revenues(b)	1.2	3.3	4.5
Total revenues	15.2	79.1	94.3

	Nine Months Ended September 30, 2018
	Pipelines	Terminals	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	38.9	177.1	216.0
Fee-based services	1.3	47.3	48.6
Total services revenues	40.2	224.4	264.6
Other revenues(b)	4.6	9.4	14.0
Total revenues	44.8	233.8	278.6
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
(b) Amounts recognized as revenue under guidance prescribed in Topics of the Accounting Standards Codification other than in Topic 606 and primarily include regulatory-based adjustments and leases.

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

The following table presents the activity in our contract assets and liabilities for the nine months ended September 30, 2018:

(In millions of Canadian dollars)
Contract Assets (a)
Balance at December 31, 2017	9.5
Additions	14.3
Transfer to Accounts receivable	(21.7)
Balance at September 30, 2018	2.1

Contract Liabilities (b)
Balance at December 31, 2017	68.3
Additions	115.3
Transfer to Revenues	(102.8)
Balance at September 30, 2018	80.8
______
(a) Includes current balances reported within “Other current assets” in our accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017.
(b) Includes current balances of $14.1 million and $14.9 million reported within “Other current liabilities” in our accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively, and includes non-current balances of $66.7 million and $53.4 million reported within “Deferred revenues” in our accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of September 30, 2018 that we will invoice or transfer from contract liabilities and recognize in future periods (in millions of Canadian dollars):

Year	Estimated Revenue
Three months ended December 31, 2018	82.6
2019	308.5
2020	230.0
2021	177.3
2022	168.3
Thereafter	654.8
Total	1,621.5
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

8.  Reportable Segments

Our reportable business segments are based on the way management organizes the enterprise. Each of our reportable business segments represent a component of the enterprise that engages in a separate business activity and for which discrete financial information is available.

Our reportable business segments are:

•
Pipelines - the ownership and operation of Cochin, a 12-inch diameter multi-product pipeline which spans approximately 1,000 kilometers in Saskatchewan and Alberta and Jet Fuel serving Vancouver International Airport, and

•
Terminals - the ownership and operation of liquid product merchant storage and rail terminals in the Edmonton, Alberta market as well as a predominantly dry cargo import/export facility in North Vancouver, B.C. Certain Edmonton South Terminal tanks that are owned by TMPL were included in the Trans Mountain Asset Group and continue to be leased to Terminals segment.

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

Segment revenues, Segment EBDA and Segment Assets exclude discontinued operations for all periods presented, see Note 2. Financial information by segment for continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Revenues
Pipelines	15.2	14.7	44.8	45.5
Terminals	79.1	71.2	233.8	218.4
Total consolidated revenues	94.3	85.9	278.6	263.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Segment EBDA(a)(b)
Pipelines	9.0	2.4	25.5	9.4
Terminals	44.6	39.5	140.8	116.6
Total Segment EBDA	53.6	41.9	166.3	126.0
D&A	(21.1)	(19.3)	(61.1)	(53.7)
Foreign exchange gain on KMI Loans(c)	—	0.5	—	0.2
General and administrative	(7.1)	(7.6)	(26.6)	(22.2)
Interest income (expense), net	6.1	2.0	6.1	(4.6)
Income tax expense	(9.3)	(7.7)	(25.0)	(17.7)
Income from Continuing Operations	22.2	9.8	59.7	28.0
Income from Discontinued Operations, Net of Tax	1,327.2	32.6	1,347.8	86.3
Net Income	1,349.4	42.4	1,407.5	114.3

	September 30, 2018	December 31, 2017
(In millions of Canadian dollars)
Assets
Pipelines	4,434.2	346.6
Terminals	967.1	863.0
Assets held for sale	—	3,243.1
Total consolidated assets	5,401.3	4,452.7
_______

(a)	Includes revenues less operations and maintenance expense, and taxes, other than income taxes and other, net.

(b)
Segment EBDA for the three and nine months ended September 30, 2018 and 2017 includes $0.6 million, $2.5 million, $0.4 million, and $5.5 million, respectively, of foreign exchange losses due to changes in exchange rates between our Canadian dollar and the U.S. dollar on U.S. dollar denominated balances.

(c)	The KMI Loans, which represented U.S. dollar denominated long-term notes payable to Kinder Morgan, were settled with proceeds from our IPO.

9.  Income Taxes

Income tax expense applicable to continuing operations included in our accompanying consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars, except percentages)
Income tax expense applicable to continuing operations	9.3	7.7	25.0	17.7
Effective tax rate	29.5%	44.0%	29.5%	38.7%

The effective tax rates for the three months ended September 30, 2018 and the nine months ended September 30, 2018 were higher than the statutory federal and provincial rate due to the tax impact of capitalized overhead expenditures that are not deductible for tax.

The effective tax rates for the three months ended September 30, 2017 and the nine months ended September 30, 2017 were higher than the statutory federal and provincial rate due to the tax impact of capitalized overhead expenditures that are not deductible for tax and the impact of a provincial tax rate change on the deferred income tax liabilities.

Income tax expense in respect of our discontinued operations, includes income tax expense on the Trans Mountain Asset Group earnings for the periods presented until August 31, 2018, and the gain on the sale of the Trans Mountain Asset Group. Our effective tax rate on income from discontinued operations was  (5.0)%  and (4.5)% for the three and nine month periods ended September 30, 2018, respectively.  The effective tax rate on our income from discontinued operations is lower than the statutory federal and provincial rate due to the taxable gain being eligible for a 50.0% capital gains deduction along with the release of the non-cash deferred tax liabilities attributable to the Trans Mountain Asset Group.

As a result of our IPO and subsequent revaluation (or rebalancing) of our investment in the Limited Partnership, our tax basis exceeds our accounting basis in our investment in the Limited Partnership by approximately $489.0 million. This excess tax basis results in a deferred tax asset of approximately $66.0 million.  A full valuation allowance was taken against this deferred tax asset as we determined it was more likely than not to not be realized.

10.  Benefit Plans

Our benefit plans that were provided to our employees prior to the closing of the Transaction were included in the assets and liabilities sold, and we no longer have any obligations for those benefit plans.  For our approximately 150 remaining employees, new other postretirement benefit (“OPEB”) plans became effective after the closing of the Transaction that provide value similar to the prior benefit plans.  Our pension benefits provided prior to the close of the Transaction were under a defined benefit pension formula and are now provided under a defined contribution pension plan and our new OPEB plan benefits are relatively consistent with our prior OPEB plan. As a result of the Transaction, we released $36.3million of benefit plan losses previously recorded in Accumulated other comprehensive income to the Gain on sale of the Trans Mountain Asset Group, net of tax in the accompanying consolidated statements of income for both the three and nine months ended September 30, 2018.

Components of net benefit cost related to our pension plans and OPEB plans are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension		OPEB		Pension		OPEB
	2018	2017	2018	2017	2018	2017	2018	2017
(In millions of Canadian dollars)
Service cost	1.8	2.2	0.1	0.2	7.1	6.4	0.5	0.5
Interest cost	1.4	1.9	0.1	0.2	5.5	5.8	0.4	0.5
Expected return on assets	(1.5)	(1.9)	—	—	(6.1)	(5.8)	—	—
Amortization of prior service costs	—	—	—	—	0.1	0.1	—	—
Amortization of net actuarial losses	0.6	1.0	0.1	—	2.3	3.1	0.1	0.1
Total net benefit cost	2.3	3.2	0.3	0.4	8.9	9.6	1.0	1.1

The amounts above primarily represent net benefit costs associated with the transferred benefit plans These net benefit costs are included in both continuing operations, discontinued operations, and were capitalized in the Trans Mountain Asset Group assets sold along with our remaining assets.

11.  Change in Operating Assets and Liabilities

The following amounts include changes for the Trans Mountain Asset Group’s operating assets and liabilities, see Note 2.

	Nine Months Ended September 30,
	2018	2017
(In millions of Canadian dollars)	Cash inflow (outflow)
Accounts receivable	10.0	12.1
Prepaid expenses and deposits	(7.1)	(10.4)
Inventories	(0.4)	(0.2)
Other current assets	1.3	11.5
Deferred charges and other assets	(4.4)	(15.8)
Accounts payable	(32.7)	(17.5)
Accrued interest	—	(61.5)
Accrued taxes and other current liabilities	306.9	0.4
Pension and postretirement benefits	(1.3)	(2.4)
Regulatory liabilities and other deferred credits	59.2	(13.3)
	331.5	(97.1)

12.  Litigation and Contingencies

Legal Proceedings

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations, cash flows, or dividends to our shareholders. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of September 30, 2018 and December 31, 2017.

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

On March 26, 2018, A&B filed a separate statement of claim, in the Court of Queen’s Bench of Alberta, against BLTELP solely, asserting that BLTELP failed to pay for work performed under a separate construction services agreement also related to the BTT Project. With respect to the second claim, A&B has claimed it is owed approximately $1.0 million, inclusive of goods and services tax. We dispute both claims and intend to defend against them vigorously.

On June 5, 2018, Barrier Coating Inc. (“Barrier”) filed a statement of claim and certificate of lis pendens in the Court of Queen’s Bench of Alberta against Enbridge Pipelines Inc., AEF, Strathcona County, BLTELP, KM Canada Rail Holdings GP Limited, Keyera Energy Ltd., Trans Mountain Pipeline ULC and Fabricom Inc. (“Fabricom”). Barrier is a subcontractor on the BTT Project and has a construction agreement with Fabricom (the “Fabricom Agreement”). In its claim, Barrier asserts that Fabricom has breached its obligations under the Fabricom Agreement and, as such, Fabricom owes damages to Barrier. The remaining defendants, including BLTELP, KM Canada Rail Holdings GP Limited and Trans Mountain Pipeline ULC, have been named in the claim as parties with registered interests on lands affected by the work performed by Barrier under the Fabricom Agreement. Barrier asserts that these parties were, collectively, unjustly enriched in the amount of $2.5 million. We dispute this claim and intend to defend against it vigorously.

On September 6, 2018, Fabricom Inc. (“Fabricom”) filed a statement of claim and certificate of lis pendens in the Court of Queen’s Bench of Alberta, against KM Canada Terminals ULC, BLTELP, Trans Mountain Pipeline ULC, AEF, Doran Stewart Oilfield Services (1990) Ltd., Alberta Envirofuels Inc., Enbridge Pipelines Inc., and Strathcona County. Fabricom was a contractor on the BTT Project, and claims that it is owed $29.9 million by BLTELP for work performed on the BTT Project under a construction services agreement. Fabricom subsequently sent a notice of arbitration incorporating its claim. Pursuant to a provision in the construction services agreement, the dispute will be resolved by arbitration and the Court of Queen’s Bench matter will be stayed. We dispute this claim and intend to defend against it vigorously.

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters to which we and our subsidiaries are a party will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2018 , we had $0.1 million accrued for our outstanding environmental matters and no accrual as of December 31, 2017.

13.  Recent Accounting Pronouncements

Topic 842

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU establishes a comprehensive new lease accounting model, which requires substantially all leases, with the exception for leases with a term of one year or less, to be recorded on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. The ASU also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.

On January 25, 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic
842.” This ASU permits an entity to elect a transition practical expedient to not apply the provisions of ASU No. 2016-02 to land easements that existed or expired before the effective date of ASU No. 2016-02 and that were not previously accounted for as leases under the previous lease guidance in ASC Topic 840 “Leases.”

On July 30, 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU permits an entity to elect an additional transition method to the existing modified retrospective transition requirements. Under the new transition method, an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in ASC Topic 840. ASU No. 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present.

We are in the process of finalizing our review of our lease agreements in light of Topic 842 guidance, implementing a financial lease accounting system, evaluating internal control changes to support management in the accounting for and disclosure of leasing activities, and assessing available transition practical expedients. While we are still in the process of completing our implementation evaluation of ASU No. 2016-02, we currently believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our consolidated balance sheet for operating leases. ASU No. 2016-02 will be effective for us as of January 1, 2019.

ASU No. 2016-13

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2020, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

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

On January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” and a series of related accounting standard updates (collectively referred to as “Topic 606”) designed to create improved revenue recognition and disclosure comparability in financial statements. For more information, see Note 7 “Revenue Recognition” to the accompanying consolidated financial statements.

Recent Developments

Outlook

For the fourth quarter, representing the first full quarter without the Trans Mountain Asset Group earnings, but with nearly a full quarter of Base Line Terminal earnings, KML anticipates that the remaining assets in the Pipelines and Terminals segments will generate Adjusted EBITDA of $50 million to $55 million. KML expects the one-for-three reverse stock split to be effective prior to the declaration of the dividend for the fourth quarter of 2018 and expects to pay a dividend of $0.1625 per split-adjusted restricted voting share. KML does not anticipate the proposed return of capital or reverse split to have any impact on the outstanding preferred shares of KML or dividends payable thereon.
As disclosed in  “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” in our Form 10-Q for the quarterly period ended June 30, 2018, other forecasts and forward looking guidance relating to increased Adjusted EBITDA following completion of the TMEP as provided in our IPO prospectus dated May 25, 2017 and as further discussed in Item 7 under the heading “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” in our 2017 Form 10-K are no longer relevant to us due to the closing of the Transaction, and as such we have withdrawn such prior forecasts and forward-looking information.

Trans Mountain Transaction

On August 31, 2018, we closed on the sale of the Trans Mountain Asset Group, which were indirectly acquired by the Government of Canada through Trans Mountain Corporation (a subsidiary of the Canada Development Investment Corporation) for cash consideration of approximately $4.43 billion, which is the contractual purchase price of $4.5 billion net of a preliminary working capital adjustment. The contractual purchase price is subject to a customary final true up of the estimated working capital calculation as provided in the purchase agreement. The underlying assets in the Trans Mountain Asset Group were primarily within our Pipelines business segment and the operating results for the Trans Mountain Asset Group are within Discontinued Operations presented as Income from operations of the Trans Mountain Asset Group, net of tax in the the accompanying consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

We have recorded a Gain on sale of the Trans Mountain Asset Group, net of tax of $1,308.0 million as presented in the accompanying consolidated statements of income for the three and nine months ended September 30, 2018. The gain included a tax benefit of approximately $69.5 million comprised of the release of a Deferred income taxes of approximately $388.5 million, which was partially offset by an adjustment to Accrued taxes of approximately $319.0 million on the accompanying consolidated balance sheet as of September 30, 2018.

On September 4, 2018, we announced that our board of directors approved a plan to distribute the net proceeds from the Transaction, after capital gains taxes, customary purchase price adjustments and repayment of debt outstanding under our Temporary Credit Facility, as a return of capital to shareholders. The return of capital to holders of our Restricted Voting Shares (the “Return of Capital”) is expected to be approximately $1.2 billion or approximately $11.40 per Restricted Voting Share. To facilitate the Return of Capital and provide flexibility for dividends going forward, we also announced that we will seek voting shareholders’ two-thirds majority approval to reduce the stated capital of our Restricted Voting Shares by $1.45 billion (the “Stated Capital Reduction”). Our board of directors also approved a proposal to effect a consolidation or "reverse stock split" of our Restricted Voting Shares and Special Voting Shares on a one-for-three basis (three shares consolidating to one share) (the “Share Consolidation”). These proposals will be voted on at a special meeting of our shareholders currently scheduled to be held on November 29, 2018 and Kinder Morgan has stated it intends to vote in favor of these proposals with its approximate 70% voting interest in us. Subject to the Stated Capital Reduction and Share Consolidation being approved by shareholders, and the board's subsequent confirmation thereof, the anticipated payment date for the Return of Capital is expected to be January 3, 2019, with the Share Consolidation to occur a few days thereafter.

2017 Initial Public Offering

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

Terminals Matters

Construction of all major facilities at the Base Line Terminal in Edmonton, Alberta, Canada is materially complete, with the final tanks placed in service in the third and early fourth quarters of this year, slightly ahead of schedule. The 12-tank, 4.8 million barrel facility is fully contracted with long-term, firm take-or-pay agreements with creditworthy customers. The 50-50 joint venture crude oil merchant storage terminal developed by KML and Keyera Corp. is expected to be completed under budget, with our investment expected to be approximately $373 million.

Permitting efforts continue on the distillate storage expansion project at our Vancouver Wharves terminal in North Vancouver, British Columbia. The $43 million capital project includes the construction of two new distillate tanks with combined storage capacity of 200,000 barrels and enhancements to the railcar unloading capabilities. The project is supported by a 20-year initial term, take-or-pay contract with an affiliate of a large, international integrated energy company and is expected to be placed in service in the first quarter of 2021.

As previously disclosed in our 2017 Form 10-K, a material contractual arrangement at the Edmonton Rail Terminal expires in April 2020 and includes a right of renewal on favorable terms for our customer related to rail terminal and associated pipeline connection service fees.  We expect this will result in lower revenues of approximately $43.0 million and $11.0 million on an annual basis for rail terminal fees and associated pipeline connection fees, respectively.  We expect this revenue reduction will be partially offset by expansion projects as well as favorable renewal rates on expiring contracts at our other terminal facilities.

Results of Operations

Overview

We evaluate the performance of our reportable business segments by evaluating Segment EBDA. We believe that Segment EBDA is a useful measure of our operating performance because it measures segment operating results before depreciation and amortization and certain expenses that are generally not controllable by our business segment operating managers, such as certain general and administrative expense, interest expense, net, and income tax expense, and prior to their pay off in the second quarter of 2017, the foreign exchange losses (or gains) on the long-term debt with affiliates (“KMI Loans”). Our general and administrative expenses include such items as employee benefits, insurance, rentals, certain litigation, and shared corporate services including accounting, information technology, human resources, and legal services.
The earnings prior to the closing of the Transaction on August 31, 2018 from the Trans Mountain Asset Group are presented as earnings from discontinued operations for all periods presented.

Consolidated Earnings Results

Three Months Ended September 30,	2018	2017	Earnings increase/(decrease)
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Pipelines	9.0	2.4	6.6	275%
Terminals(b)	44.6	39.5	5.1	13%
Total Segment EBDA(a)(b)	53.6	41.9	11.7	28%
D&A	(21.1)	(19.3)	(1.8)	9%
Foreign exchange gain on the KMI Loans(c)	—	0.5	(0.5)	(100)%
General and administrative(d)	(7.1)	(7.6)	0.5	(7)%
Interest, net(e)	6.1	2.0	4.1	205%
Income from continuing operations before income taxes	31.5	17.5	14.0	80%
Income tax expense	(9.3)	(7.7)	(1.6)	21%
Income from continuing operations	22.2	9.8	12.4	127%
Income from discontinued operations, net of tax(f)	1,327.2	32.6	1,294.6	3,971%
Net income	1,349.4	42.4	1,307.0	3,083%
Preferred share dividends	(7.2)	(2.0)	(5.2)	n/a
Net income attributable to Kinder Morgan interest	(940.7)	(28.7)	(912.0)	n/a
Net income available to Restricted Voting Stockholders	401.5	11.7	389.8	n/a

Nine Months Ended September 30,	2018	2017	Earnings increase/(decrease)
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Pipelines	25.5	9.4	16.1	171%
Terminals(b)	140.8	116.6	24.2	21%
Total Segment EBDA(a)(b)	166.3	126.0	40.3	32%
D&A	(61.1)	(53.7)	(7.4)	14%
Foreign exchange gain on the KMI Loans(c)	—	0.2	(0.2)	(100)%
General and administrative(d)	(26.6)	(22.2)	(4.4)	20%
Interest income (expense), net(e)	6.1	(4.6)	10.7	(233)%
Income from continuing operations before income taxes	84.7	45.7	39.0	85%
Income tax expense	(25.0)	(17.7)	(7.3)	41%
Income from continuing operations,	59.7	28.0	31.7	113%
Income from discontinued operations, net of tax(f)	1,347.8	86.3	1,261.5	1,462%
Net income	1,407.5	114.3	1,293.2	1,131%
Preferred share dividends	(21.6)	(2.0)	(19.6)	n/a
Net income attributable to Kinder Morgan interest	(971.8)	(96.4)	(875.4)	n/a
Net income available to Restricted Voting Stockholders	414.1	15.9	398.2	n/a
_________

(a)
Represents Segment EBDA from continuing operations. Includes revenues and other (income) expense less operating expenses and other, net. Operating expenses primarily include operations and maintenance expenses, and taxes, other than income taxes. Segment EBDA for the three and nine months ended September 30, 2018 include $0.6 million and $0.4 million, respectively and the three and nine months ended September 30, 2017 include $2.5 million and $5.5 million, respectively, of foreign exchange losses due to changes in exchange rates between the Canadian dollar and the U.S. dollar on U.S. dollar denominated balances.

(b)
Segment EBDA for the three and nine months ended September 30, 2018 includes increases to earnings of $0.5 million and $9.5 million, respectively, for a certain item described in footnote (a) to the “—Terminal Segment” table below.

(c)
The KMI Loans, which represented U.S. dollar denominated long-term notes payable with Kinder Morgan, were settled with proceeds from our IPO. The foreign exchange gain on the KMI Loans represents a certain item.

(d)
General and administrative expenses for the three and nine months ended September 30, 2018 includes (decreases) increases to expense of ($1.6) million and $1.4 million respectively, and the three and nine months ended September 30, 2017 includes increases to expense of $0.1 million and $2.6 million, respectively, for certain items described in footnote (a) to the —General and Administrative table below.

(e)
Interest income (expenses), net for the three and nine months ended September 30, 2018 includes a decrease to interest income of $1.0 million in both periods for a certain item described in footnote (a) to the “—Interest (income) expense, Net” table below.

(f)	Consists of certain items summarized in footnote (b) to the “—Discontinued Operations” table below.

Three Months Ended September 30, 2018 vs Three Months Ended September 30, 2017

The certain items described in footnotes (b) through (e) to the table above accounted for a $0.7 million increase in income from continuing operations before income taxes for the third quarter of 2018 as compared to the same prior year period. After giving effect to these certain items, the $13.3 million increase from the prior year quarter in income from continuing operations before income taxes is primarily attributable to increased earnings from both of our segments and higher interest income due to deposits of the proceeds from the Transaction in interest bearing cash equivalent accounts.

Nine Months Ended September 30, 2018 vs Nine Months Ended September 30, 2017

The certain items described in footnotes (b) through (e) to the table above accounted for a $9.5 million increase in income from continuing operations before income taxes for the first nine months of 2018 as compared to the same prior year period. After giving effect to these certain items, the $29.5 million increase from the prior year period in income from continuing operations before income taxes is primarily attributable to increased earnings from both of our segments and higher interest income due to deposits of the proceeds from the Transaction in interest bearing cash equivalent accounts.

Non-GAAP Financial Measures

For reporting periods included in the following DCF and Adjusted EBITDA tables, our discontinued operations (which are comprised of our Trans Mountain Asset Group) are presented as a separate reconciling item labeled as “DCF from discontinued operations” and “Adjusted EBITDA from discontinued operations,” respectively. DCF from discontinued operations and Adjusted EBITDA from discontinued operations are also reconciled to their comparable GAAP measure, income from discontinued operations, in footnote (d) to the accompanying tables.

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

DCF is income from continuing operations, and income from discontinued operations, before D&A adjusted for: (i) income tax expense and cash income taxes (paid) refunded; (ii) sustaining capital expenditures (also referred to as ‘‘maintenance’’ capital expenditures); and (iii) certain items that are items required by GAAP to be reflected in net income, but typically either (a) do not have a cash impact, or (b) by their nature are separately identifiable from the normal business operations and in our view are likely to occur only sporadically (for example gains or losses on asset sales, legal settlements and casualty losses).

DCF is an important performance measure used by us and by external users of our financial statements to evaluate our performance and in measuring and estimating our ability to generate cash earnings after servicing our debt and preferred share dividends, paying cash taxes and expending sustaining capital, that could be used for discretionary purposes such as distributions or expansion capital expenditures (also referred to as ‘‘discretionary’’ capital expenditures). We use this performance measure and believe it provides users of our financial statements a useful performance measure reflective of our ability to generate cash earnings to supplement the comparable GAAP measure. DCF should not be used as an alternative to net cash provided by operating activities computed under GAAP. We believe the GAAP measure most directly comparable to DCF is Income from continuing operations. A reconciliation of Income from continuing operations to DCF is provided in the table below. DCF per Restricted Voting Share is DCF divided by average outstanding Restricted Voting Shares, including restricted stock awards that participate in dividends.

Reconciliation of Income from continuing operations to DCF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars, except per share amounts)
Income from continuing operations	22.2	9.8	59.7	28.0
Reconciling items - add/(subtract):
Certain items before book tax(a)	(1.1)	(0.4)	(7.1)	2.4
Book tax certain items(b)	0.5	0.1	2.1	(0.7)
D&A	21.1	19.3	61.1	53.7
Total book taxes before certain items	8.8	7.6	22.9	18.4
Cash taxes	(0.1)	0.3	(8.4)	—
Preferred share dividends	(7.2)	(2.0)	(21.6)	(2.0)
Sustaining capital expenditures	(5.2)	(6.1)	(10.1)	(13.1)
DCF from discontinued operations (d)	41.6	48.6	150.8	153.3
DCF	80.6	77.2	249.4	240.0
DCF to Kinder Morgan interest	(56.5)	(54.2)	(174.9)	(208.5)
U.S. cash taxes attributable to Restricted Voting Stockholders	—	(0.8)	(0.9)	(0.8)
DCF to Restricted Voting Stockholders	24.1	22.2	73.6	30.7
Weighted average Restricted Voting Shares outstanding for dividends (in millions)(c)
DCF per Restricted Voting Share	0.230	0.214	0.704	0.297
Declared dividend per Restricted Voting Share	0.1625	0.1625	0.4875	0.2196

Adjusted EBITDA is used by us and by external users of our financial statements, in conjunction with net debt, to evaluate certain leverage metrics. Adjusted EBITDA is earnings from continuing and discontinued operations before interest expense, taxes, depreciation and amortization adjusted for certain items, as applicable. We believe the GAAP measure most directly comparable to Adjusted EBITDA is income from continuing operations. A reconciliation of income from continuing operations to Adjusted EBITDA is provided in the table below. We do not allocate Adjusted EBITDA amongst equity interest holders as we view total Adjusted EBITDA as a measure against our overall leverage.

Reconciliation of Income from continuing operations to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Income from continuing operations	22.2	9.8	59.7	28.0
Reconciling items - add/(subtract):
Total certain items (a)(b)	(0.6)	(0.3)	(5.0)	1.7
D&A	21.1	19.3	61.1	53.7
Total book taxes before certain items	8.8	7.6	22.9	18.4
Interest, net before certain items	(7.1)	(2.0)	(7.1)	4.6
Adjusted EBITDA from discontinued operations (d)	44.8	60.7	163.4	173.8
Adjusted EBITDA	89.2	95.1	295.0	280.2
_________

(a)	Consists of certain items summarized in footnotes (b) through (e) to the “—Results of Operations—Consolidated Earnings Results”
table included above, and described in more detail below in the footnotes to tables included in our management’s discussion and analysis of segment results, “—Segment EBDA,” “—General and Administrative,” “—Interest (income) expense, net,

(b)	Represents income tax provision on certain items.

(c)	Includes stock awards of restricted voting shares that participate in dividends. Also, the 2017 weighted average Restricted Voting Shares outstanding for dividends calculation is based on the actual days in which the shares were outstanding for the period from May 30, 2017 to June 30, 2017. Therefore, the amounts differ from the GAAP weighted average Restricted Voting Shares outstanding from the date of our formation.
(d)    DCF from discontinued operations and Adjusted EBITDA from discontinued operations reconciliations are as follows:

DCF from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Income from discontinued operations, net of tax	1,327.2	32.6	1,347.8	86.3
Discontinued operations reconciling items - add/(subtract):
Certain items before book tax (1)	(1,227.8)	(0.1)	(1,167.3)	2.6
Book tax certain items (1)	(76.8)	—	(92.9)	(0.7)
D&A	11.8	17.9	46.8	53.9
Total book taxes before certain items	13.1	7.0	35.0	25.4
Sustaining capital expenditures	(5.9)	(8.8)	(18.6)	(14.2)
DCF from discontinued operations	41.6	48.6	150.8	153.3

Adjusted EBITDA from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars)
Income from discontinued operations, net of tax	1,327.2	32.6	1,347.8	86.3
Discontinued operations reconciling items - add/(subtract):
Total certain items (1)	(1,304.6)	(0.1)	(1,260.2)	1.9
D&A	11.8	17.9	46.8	53.9
Total book taxes before certain items	13.1	7.0	35.0	25.4
Interest, net before certain items	(2.7)	3.3	(6.0)	6.3
Adjusted EBITDA from discontinued operations	44.8	60.7	163.4	173.8
_________

(1)	Described in more detail below in the footnotes to tables included in our management’s discussion and analysis of segment results
“ —Discontinued Operations” below.

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

In the tables for each of our business segments under “— Segment Earnings Results” below, Segment EBDA before certain Items is calculated by adjusting the Segment EBDA for the applicable certain item amounts,  which are totaled in the tables and described in the footnotes to those tables (if any).

Segment EBDA excludes discontinued operations for all periods presented, see —Discontinued Operations below.

Segment Earnings Results

Pipelines Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars, except operating statistics)
Revenues	15.2	14.7	44.8	45.5
Operating expenses, except D&A	(5.1)	(6.6)	(17.9)	(24.9)
Other expense, net	(1.1)	(5.7)	(1.4)	(11.2)
Segment EBDA	9.0	2.4	25.5	9.4

Change from prior period	Increase/(Decrease)
Revenues	0.5	3%	(0.7)	(2)%
Segment EBDA	6.6	275%	16.1	171%

Operating statistics	2018	2017	2018	2017
Cochin transport volumes (MBbl/d)	82	84	85	86

Below are the changes in both Segment EBDA and revenues before certain items, in the comparable three and nine month periods ended September 30, 2018 and 2017:

Three months ended September 30, 2018 versus Three months ended September 30, 2017
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Cochin	6.5	437%	0.5	3%
Jet Fuel and other (including eliminations)	0.1	8%	—	—%
Total Pipelines	6.6	275%	0.5	3%

Nine months ended September 30, 2018 versus Nine months ended September 30, 2017
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Cochin	15.8	241%	(0.8)	(2)%
Jet Fuel and other (including eliminations)	0.3	11%	0.1	3%
Total Pipelines	16.1	171%	(0.7)	(2)%

The changes in Segment EBDA for our Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA in the comparable three and nine month periods ended September 30, 2018 and 2017:

•
increase of $6.5 million (437%) and $15.8 million (241%), respectively, from Cochin primarily due to a third quarter 2017 foreign exchange loss on intercompany receivables, a reduction in pipeline integrity expenses and outside services costs in 2018, and higher revenue due to rate increases in the third quarter of 2018. In addition to the above, the nine months ended increase in earnings was partially offset by a decrease in revenue due to lower delivered volumes for that period compared to the same period in 2017.

Terminals Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In millions of Canadian dollars, except operating statistics)
Revenues	79.1	71.2	233.8	218.4
Operating expenses, except D&A	(34.1)	(32.4)	(98.9)	(99.9)
Other (expense) income, net	(0.4)	0.7	5.9	(1.9)
Segment EBDA	44.6	39.5	140.8	116.6
Certain items(a)	(0.5)	—	(9.5)	—
Segment EBDA before certain items	44.1	39.5	131.3	116.6

Change from prior period	Increase/(Decrease)
Revenues	7.9	11%	15.4	7%
Segment EBDA before certain items	4.6	12%	14.7	13%

Operating statistics	2018	2017	2018	2017
Bulk transload tonnage (MMtonnes)	1.1	1.2	2.9	3.2
Liquids tankage capacity available for service (MMBbl)	9.4	7.3	9.4	7.3
Liquids utilization %(b)	93%	100%	93%	100%
________

(a)	Represents the gain on the sale of certain assets.

(b)	The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in both Segment EBDA before certain items and revenues in the comparable three and six month periods ended September 30, 2018 and 2017:

Three months ended September 30, 2018 versus Three months ended September 30, 2017
	Segment EBDA before certain items increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Base Line joint venture	6.7	n/a	7.3	n/a
Edmonton South	1.0	14%	0.8	4%
North 40 Terminal	0.1	1%	1.3	14%
Vancouver Wharves Terminal	(0.8)	(10)%	(0.1)	—%
Edmonton Rail Terminal joint venture	(2.4)	(16)%	(1.5)	(9)%
All others (including eliminations)	—	—%	0.1	2%
Total Terminals	4.6	12%	7.9	11%

Nine months ended September 30, 2018 versus Nine months ended September 30, 2017
	Segment EBDA before certain items increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Base Line joint venture	14.8	n/a	16.6	n/a
Edmonton South	5.7	28%	1.8	3%
North 40 Terminal	3.2	13%	3.8	14%
Vancouver Wharves Terminal	(3.2)	(13)%	(5.4)	(8)%
Edmonton Rail Terminal joint venture	(5.0)	(11)%	(1.5)	(3)%
All others (including eliminations)	(0.8)	(40)%	0.1	2%
Total Terminals	14.7	12%	15.4	7%
________
n/a - not applicable

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Segment EBDA in the comparable three and nine month periods ended September 30, 2018 and 2017:

•	increase of $6.7 million and $14.8 million, respectively, from Base Line joint venture as a result of the new tanks being placed into service;

•
increase of $1.0 million (14%) and $5.7 million (28%), respectively, from Edmonton South primarily due to higher rates on re-contracted tank leases and contracted rate escalations, partially offset by tank lease costs following the Transaction;

•	increase of $0.1 million (1%) and $3.2 million (13%), respectively, from North 40 Terminal primarily due to higher rates on re-contracted tank leases;

•	decrease of $0.8 million (10%) and $3.2 million (13%), respectively, from Vancouver Wharves Terminal primarily due to higher labor costs and lower bulk handling volumes; and

•	decrease of $2.4 million (16%) and $5.0 million (11%), respectively, from Edmonton Rail Terminal primarily due to expiration of a third party rail terminaling contract.

General and Administrative

Three Months Ended September 30,	2018	2017	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
General and administrative	7.1	7.6	(0.5)	(7)%
Certain items(a)	1.6	(0.1)	1.7	(1,700)%
General and administrative before certain items	8.7	7.5	1.2	16%

Nine Months Ended September 30,	2018	2017	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
General and administrative	26.6	22.2	4.4	20%
Certain items(a)	(1.4)	(2.6)	1.2	(46)%
General and administrative before certain items	25.2	19.6	5.6	29%
______

(a)	2018 amounts represent labor expenses related to the Transaction.

The $1.2 million increase in general and administrative before certain items for the third quarter of 2018 when compared with the third quarter of 2017 was primarily driven by increased labor and benefit costs.

The $5.6 million increase in general and administrative before certain items for the nine months ended September 30, 2018 when compared with the respective prior year period was primarily driven by increased audit and legal fees and increased labor and benefit costs.

Interest (income) expense, Net

Three Months Ended September 30,	2018	2017	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
Interest (income) expense, net	(6.1)	(2.0)	(4.1)	205%
Certain items(a)	(1.0)	—	(1.0)	n/a
Interest (income) expense, net before certain items	(7.1)	(2.0)	(5.1)	255%

Nine Months Ended September 30,	2018	2017	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
Interest (income) expense, net	(6.1)	4.6	(10.7)	(233)%
Certain items(a)	(1.0)	—	(1.0)	n/a
Interest (income) expense, net before certain items	(7.1)	4.6	(11.7)	(254)%
______
(a)     2018 amounts represent costs associated with debt refinancing, see Note 3 “Debt” to the accompanying consolidated financial statements.

The $5.1 million and $11.7 million decrease in Interest (income) expense, net before certain items for the three and nine months ended September 30, 2018 when compared with the respective prior year periods was primarily driven by higher interest income due to deposits made from the Transaction proceeds into interest bearing cash equivalent accounts.

Income Tax Expense from Continuing Operations

Three Months Ended September 30, 2018 vs Three Months Ended September 30, 2017

Income tax expense from continuing operations for the three months ended September 30, 2018 was $9.3 million, as compared with $7.7 million for the same period of 2017. The $1.6 million increase in tax expense is primarily due to higher income from continuing operations before income taxes in 2018 as compared to the same period in 2017,  partially offset by the impact of a change in the provincial tax rate change on our deferred tax liabilities in 2017.

Nine Months Ended September 30, 2018 vs Nine Months Ended September 30, 2017

Income tax expense from continuing operations for the nine months ended September 30, 2018 was $25.0 million, as compared with $17.7 million for the same period of 2017. The $7.3 million increase in tax expense is primarily higher income from continuing operations before income taxes in 2018 as compared to the same period in 2017, partially offset by the impact of a change in the provincial tax rate change on our deferred tax liabilities in 2017.

Income from Discontinued Operations, Net of Tax

Three Months Ended September 30,	2018	2017	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
Income from Discontinued Operations, net of tax(a)	1,327.2	32.6	1,294.6	3,971%
Certain items(b)	(1,304.6)	(0.1)	(1,304.5)	n/a
Income from Discontinued Operations, net of tax, before certain items	22.6	32.5	(9.9)	(30)%

Nine Months Ended September 30,	2018	2017	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
Income from Discontinued Operations, net of tax(a)	1,347.8	86.3	1,261.5	1,462%
Certain items(b)	(1,260.2)	1.9	(1,262.1)	n/a
Income from Discontinued Operations, net of tax, before certain items	87.6	88.2	(0.6)	(1)%
_______

(a)	See Note 2 “Trans Mountain Transaction” to the accompanying consolidated financial statements for the income statement line item components of discontinued operations.

(b)
The three and nine months ended September 30, 2018 includes $1,308.0 million for the gain on sale of the Trans Mountain Asset Group, (net of tax gain of $69.5 million) and Transaction related expenses of approximately $3.4 million, net of tax. In the second quarter of 2018, approximately $44.4 million of deferred costs, net of tax, associated with our 2017 Credit Facility that were being amortized as interest expense over its term were written off and have been included as a certain item from discontinued operations in the nine months ended September 30, 2018.

The $9.9 million decrease in Income from Discontinued Operations, net of tax, before certain items is primarily driven by one less month of operations for the Trans Mountain Asset Group in 2018 as compared to the comparable three month period ended 2017, partially offset by $1.9 million increase in capitalized equity financing costs associated with TMEP construction.

The $0.6 million decrease in Income from Discontinued Operations, net of tax, before certain items is primarily due to increased operating costs in 2018 and one less month of operations for the Trans Mountain Asset Group in 2018 as compared to the comparable nine month period in 2017, partially offset by $15.2 million increase in capitalized equity financing costs associated with TMEP construction.

Net Income Attributable to Kinder Morgan Interest

Net income attributable to Kinder Morgan interest represents the allocation of our consolidated net income attributable to the outstanding ownership interests in our consolidated subsidiaries that are owned by Kinder Morgan’s wholly-owned subsidiaries. The increase in net income attributable to Kinder Morgan interest for the three and nine months ended September 30, 2018 when compared with the respective prior year periods was $912.0 million and $875.4 million, which was primarily attributable to the gain on the Transaction. See Note 2 “Trans Mountain Transaction” to the accompanying consolidated financial statements.

Liquidity and Capital Resources

2018 Credit Facility

Upon the closing of the Transaction on August 31, 2018, we established a 4-year, $500 million unsecured revolving credit facility (the “2018 Credit Facility”) for working capital purposes, replacing a temporary credit facility that was put in place following the announcement of the Transaction on May 30, 2018 (the “Temporary Credit Facility”). The $132.6 million of outstanding borrowings under the Temporary Credit Facility were paid off, prior to its termination, with a portion of the Transaction proceeds. As of September 30, 2018, we had no outstanding borrowings under our 2018 Credit Facility.

Short-term Liquidity and Funding Capital Expenditures

As of September 30, 2018, we had $4,350.1 million of “Cash and cash equivalents” and $446.0 million of available borrowing capacity under our 2018 Credit Facility, after reducing the $500 million capacity for the $54.0 million in letters of credit. Of the total $54.0 million of letters of credit issued, approximately $50.5 million are issued on behalf of Trans Mountain for which it has issued a backstop letter of credit to us.

As of September 30, 2018 and December 31, 2017, our principal source of short-term liquidity was our cash from operating activities of our continuing operations. We had a working capital (defined as current assets less current liabilities) excess of $3,994.8 million and of $42.3 million as of September 30, 2018 and December 31, 2017, respectively. The September 30, 2018 excess working capital balance includes the net Transaction proceeds of $3,916.9 million after paying down outstanding borrowings described above and certain Transaction expenses. Generally, our working capital balance varies due to factors such as timing differences in the collection and payment of receivables and payables. Also, see ‘‘—Trans Mountain Transaction” for board approval to distribute the net proceeds from the Transaction in early 2019.

Our operations generated cash flows from operating activities of $305.1 million and $158.8 million, which included $182.3 million and $71.7 million of cash flows from operating activities from our discontinued operations, in the nine months ended September 30, 2018 and 2017, respectively. Also, see ‘‘—Cash Flows — Operating Activities’’ below, and Note 2 to the accompanying consolidated financial statements.

We believe our cash position, remaining borrowing capacity on our 2018 Credit Facility, and our cash flows from operating activities from our continuing operations are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations including the proposed special dividend as discussed further below.

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

Our capital expenditures for the nine months ended September 30, 2018 for our continuing operations, and the amount that is expected to be spent to sustain and grow our continuing operations for the remainder of 2018 are as follows.

	Nine Months Ended September 30, 2018 (a)	2018 Remaining for Continuing Operations	Total 2018
(In millions of Canadian dollars)
Sustaining capital expenditures (b)	10.1	9.7	19.8
Expansion capital expenditures (c)	58.7	43.3	102.0
________

(a)	Nine months ended September 30, 2018 amount includes $24.6 million of net changes from accrued capital expenditures, contractor retainage, capitalized equity financing costs and other.

(b)	Nine months ended September 30, 2018 excludes $18.6 million of TMPL sustaining capital expenditures prior to the August 31, 2018 Transaction close date.

(c)	Nine months ended September 2018 excludes $444.7 million of TMEP expansion capital expenditures prior to the August 31, 2018 Transaction date.

Off Balance Sheet Arrangements

As of September 30, 2018, we had no off balance sheet arrangements other than those included below under “—Contractual Obligations and Commercial Commitments.”

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	2 - 3 year	4 - 5 years	More than 5 years
(In millions of Canadian dollars)
Contractual obligations:
Leases and rights-of-way obligations(a)	308.0	20.5	128.1	112.2	47.2
Postretirement welfare plans(b)	1.5	—	0.1	0.1	1.3
Total	309.5	20.5	128.2	112.3	48.5
Other commercial commitments:
Standby letters of credit(c)	54.0	50.5	3.5	—	—
Capital expenditures(d)	26.6	26.6	—	—	—
________

(a)	Represents commitments pursuant to the terms of operating lease agreements and liabilities for rights-of-way.

(b)
Represents the amount by which the benefit obligations exceeded the fair value of plan assets for other postretirement benefit plans. The payments by period include estimated benefit payments for unfunded plans in all years.

(c)	Includes $50.5 million of Trans Mountain outstanding letters of credit for which it has issued us a backstop letter of credit and $3.5 million of letters of credit for our continuing operations.

(d)
Represents commitments for the purchase of plant, property and equipment as of September 30, 2018 including $21.2 million of our proportional share of commitments through joint ownership of a joint venture.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented for our combined continuing and discontinued operations:

Nine Months Ended September 30,	2018	2017
(In millions of Canadian dollars)
Net cash provided by (used in):
Operating activities	305.1	158.8
Investing activities	3,420.7	(419.6)
Financing activities	384.8	433.8
Change in Cash, Cash Equivalents, and Restricted Deposits held by the Trans Mountain Asset Group	128.3	(18.9)
Effect of exchange rate changes on cash, cash equivalents and restricted deposits	0.5	(1.3)
Net increase in cash, cash equivalents and restricted deposits	4,239.4	152.8

Operating Activities

The net increase of $146.3 million (92%) in cash provided by operating activities in the nine months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to:

•
a $428.6 million net increase in cash associated with net changes in operating assets and liabilities, primarily attributable to the following: (i) an increases in cash due to an increase in the current income tax liabilities associated with the gain on the sale of the Trans Mountain Asset Group; (ii) favorable changes in the collections and refunds of Westridge Marine Terminal dock premiums; and (iii) an increase in cash due to interest payments made on the KMI Loans that were paid off in the second quarter of 2017; partially offset by,

•
a $282.3 million decrease in operating cash flow resulting from the combined effects of adjusting the $1,293.2 million increase in net income for the period-to-period changes in non-cash items primarily consisting of the following: (i) a $1,235.1 million gain on the sale of the Trans Mountain Asset Group in 2018; (ii) deferred income taxes, including the deferred tax benefit related to the gain on the sale of the Trans Mountain Asset Group in 2018; (iii) capitalized equity financing costs; (iv) the change in the foreign exchange rate; (v) D&A expense; (vi) 2018 write-off of unamortized debt issuance costs; and (vii) other non-cash items.

Investing Activities

The $3,840.30 million net increase in cash provided by the investing activities in the nine months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to:

•	a $3,921.2 million increase in cash reflecting proceeds received from the sale of the Trans Mountain Asset Group, net of cash disposed in the 2018 period;

•	a $16.2 million increase in cash due to higher proceeds received from the sales of assets in the 2018 period compared to the 2017 period; and

•	a $1.3 million decrease in cash used due to lower contributions made to our reclamation trusts and change in Other, net in the 2018 period compared to the 2017 period; partially offset by,

•	a $98.4 million increase in capital expenditures primarily for the TMEP partially offset by a decrease in capital expenditures for the Base Line expansion project.

Financing Activities

The net decrease of $49.0 million in cash provided by financing activities in the nine months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to:

•	a $1,671.0 million decrease in cash reflecting proceeds received from our IPO, net of fees paid in the 2017 period;

•	a $293.5 million decrease in cash reflecting proceeds received from the preferred shares issuance, net of fees paid in the 2017 period;

•	a $91.9 million increase in distributions paid to the Kinder Morgan interest in the 2018 period compared to the 2017 period;

•	a $32.5 million increase in dividends paid to Restricted Voting Stockholders in the 2018 period compared to the 2017 period;

•	$20.5 million of cash dividends paid to preferred shareholders in the 2018 period; and

•	$6.0 million of tax payments made related to vested employee restricted share unit awards in the 2018 period; partially offset by,

•	a $1,606.3 million decrease in cash used reflecting repayments of the KMI Loans in the 2017 period using proceeds from the IPO;

•
a $394.9 million increase in net borrowings under our and TMEP’s credit facilities in the 2018 period compared with borrowings made in the 2017 period. See Note 3 “Debt” for further information regarding our and TMEP’s credit facilities activity; and

•	a $65.2 million decrease in cash used associated with a reduction in debt and preferred shares issuance costs in the 2018 period compared to the 2017 period.

Equity, Dividends and Distributions

As of both September 30, 2018 and October 24, 2018, we had (i) 104.6 million and 244.1 million of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value for an aggregate of 348.7 million voting shares outstanding, (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively, and (iii) 0.2 million of restricted stock awards outstanding.

Proposed Return of Capital, Stated Capital Reduction and Share Consolidation

As discussed in Note 2 “Trans Mountain Transaction” to the accompanying consolidated financial statements, subject to the Stated Capital Reduction and Share Consolidation being approved by a two-thirds majority of voting shareholders, and the board's subsequent confirmation thereof, the anticipated payment date for the Return of Capital is expected to be January 3, 2019, with the Share Consolidation to occur a few days thereafter. KMI has stated that it intends to vote in favor of these proposals with its approximate 70% voting interest in us. Accounting for the shareholder approved Share Consolidation will be on a retroactive basis.

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

On October 17, 2018, our board of directors approved a quarterly dividend of $0.1625 per Restricted Voting Share for the three month period ended September 30, 2018 to be paid on November 15, 2018 to shareholders of record on October 31, 2018.

Prior to the announced Transaction, our dividend reinvestment plan (DRIP) and the Limited Partnership distribution reinvestment plan, incentivized by a 3% market discount, was an important source of capital for funding the TMEP. Given that TMEP is no longer relevant, the board of directors elected to eliminate the market discount for future periods. All other terms and conditions related to participation in our DRIP remain unchanged. Similarly, due to our reduced need for capital, Kinder Morgan elected to suspend its participation in the Limited Partnership's distribution reinvestment plan.

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

Also, see Item 1, Note 4 “Equity” to the accompanying consolidated financial statements for information concerning outstanding Restricted Voting Shares (and associated restricted stock awards), Special Voting Shares and Preferred Shares, and 2018 paid and declared dividends and distributions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2017 in Item 7A in our 2017 Form 10-K. For more information on our risk management activities, see Item 1, Note 6 “Risk Management and Financial Instruments” to the accompanying consolidated financial statements.

Item 4. Controls and Procedures.

As of September 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We note that, due to the Transaction, we have eliminated certain controls related to the Trans Mountain Asset Group.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 12 “Litigation and Contingencies” to the accompanying consolidated financial statements which is incorporated in this item by reference.

Item 1A. Risk Factors.

See Item 2. “Management’s Discussion and Analysis-Recent Business Developments-Trans Mountain Transaction” included elsewhere in this report; the risk factors set forth in our Preliminary Proxy Statement on Schedule 14A filed with the SEC on June 21, 2018, which are incorporated by reference herein pursuant to Rule 12b-23 under the Exchange Act; and “Information Regarding Forward-Looking Statements,” “Important Information Regarding the Return of Capital, Reduction in Stated Capital and Share Consolidation” and “Important Additional Information Regarding the Reduction in Stated Capital and Share Consolidation Will Be Filed with the SEC and on SEDAR” included elsewhere in this report. There have been no other material changes to the risk factors disclosed in Part I, Item 1A in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number Description

10.1		Credit Agreement, dated August 31, 2018, by and among Kinder Morgan Cochin ULC, Royal Bank of Canada and the lenders party thereto (“Credit Agreement”)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	Risk Factors under the heading “RISK FACTORS” on pages on pages 37-41 of the Preliminary Proxy Statement on Schedule 14A filed with the SEC on June 21, 2018 and incorporated herein by reference.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iii) our Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; (v) our Consolidated Statements of Equity for the three and nine months ended September 30, 2018 and 2017; and (vi) the notes to our Consolidated Financial Statements.

_______
*Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN CANADA LIMITED Registrant

By: /s/ Dax A. Sanders
Dax A. Sanders Chief Financial Officer (principal financial and accounting officer)
Date:	October 24, 2018