Form 10-Q
period 2019-03-31
Kinder Morgan Canada Ltd
filed 2019-04-26
CIK 1714973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☑   Smaller reporting company ☐ Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
As of April 25, 2019, the registrant had 34,944,993 Restricted Voting Shares and 81,353,820 Special Voting Shares outstanding.

EXPLANATORY NOTE

Capitalized terms used throughout this document are defined in “Glossary” below. References to “we,” “us,” “our” and the “Company” are to Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries. We state our consolidated financial statements in Canadian dollars. References in this document to “dollars,” or “$” are to the currency of Canada, and references to “U.S.$” are to the currency of the U.S.

GLOSSARY

Company Abbreviations
Class A Units	=	the Class A limited partnership units of the Limited Partnership
Class B Units	=	the Class B limited partnership units of the Limited Partnership
Cochin	=	Canadian portion of the U.S. and Canadian Cochin pipeline system
General Partner	=	Kinder Morgan Canada GP Inc.
Jet Fuel	=	Jet Fuel pipeline system
KML	=	Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries
Kinder Morgan or KMI	=	Kinder Morgan, Inc.
Limited Partnership	=	Kinder Morgan Canada Limited Partnership
LP Units	=	collectively, the Class A Units and the Class B Units
Preferred LP Units	=	the preferred limited partnership units in the Limited Partnership
Preferred Shares	=	collectively all outstanding preferred shares in the capital of KML
Puget Sound	=	Puget Sound pipeline system
Restricted Voting Shares	=	the restricted voting shares in the capital of KML
Series 1 Preferred Shares	=	the 12,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 1 in the capital of KML
Series 3 Preferred Shares	=	the 10,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 3 in the capital of KML
Special Voting Shares	=	the special voting shares in the capital of KML
Trans Mountain Asset Group	=
the assets sold, collectively, Trans Mountain pipeline system, along with its associated Puget Sound, the Trans Mountain Expansion Project, and Kinder Morgan Canada Inc., the Canadian employer of the staff that operates those businesses

Trans Mountain	=	Trans Mountain Pipeline ULC

Common Industry and Other Terms
/d	=	per day
D&A	=	depreciation and amortization
EBDA	=	earnings before depreciation and amortization expenses
FASB	=	Financial Accounting Standards Board
GAAP or U.S. GAAP	=	United States Generally Accepted Accounting Principles
MBbl	=	thousand barrels
MMBbl	=	million barrels
MMtons	=	million metric tonnes
ROU	=	right of use
U.S.	=	United States of America

Information Regarding Forward-Looking Statements
This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results, our ability to generate sales, income or cash flow or to pay dividends or the current review of strategic alternatives process, including expected timing of completion and results thereof, are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict.
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
See “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. You should keep these risk factors in mind when considering forward-looking statements. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. Any financial outlook or other forward-looking statements included in this report are included for the purpose of providing information relating to management’s current expectations and plans for the future, are based on a number of significant assumptions and may not be appropriate, and should not be used, for any purpose other than those for which such forward-looking statements are disclosed herein.
Forward-looking statements in this report are given only as of the date of this report, and we disclaim any obligation to update or revise any forward-looking statements included in this report, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF INCOME (In millions of Canadian dollars, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2019	2018 (Note 2)
Revenues
Services	86.4	73.2
Services-affiliate	15.6	15.4
Total Revenues	102.0	88.6

Operating Costs, Expenses and Other
Operations and maintenance	37.8	38.1
Depreciation and amortization	21.8	19.7
General and administrative	11.1	8.9
Taxes, other than income taxes	2.3	1.2
Other expense, net	—	0.1
Total Operating Costs, Expenses and Other	73.0	68.0

Operating Income	29.0	20.6

Other Income (Expense)
Interest income (expense), net	1.2	(0.4)
Foreign exchange loss	(0.1)	(0.3)
Other, net	0.1	—
Total Other Income (Expense)	1.2	(0.7)

Income from Continuing Operations Before Income Taxes	30.2	19.9

Income Tax Expense	(8.9)	(5.9)

Income from Continuing Operations	21.3	14.0

Income from Discontinued Operations, Net of Tax(Note 2)	—	30.4

Net Income	21.3	44.4

Preferred share dividends	(7.2)	(7.2)

Net Income Attributable to Kinder Morgan Interest	(9.9)	(26.4)

Net Income Available to Restricted Voting Stockholders	4.2	10.8

Restricted Voting Shares(Note 4)
Basic and Diluted Earnings Per Restricted Voting Share from Continuing Operations	0.12	0.05
Basic and Diluted Earnings Per Restricted Voting Share from Discontinued Operations	—	0.26

Basic and Diluted Weighted Average Restricted Voting Shares Outstanding	34.9	34.5

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of Canadian dollars)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	21.3	44.4
Other comprehensive income
Benefit plans	—	0.7
Foreign currency translation adjustments	—	1.2
Total other comprehensive income	—	1.9
Comprehensive income	21.3	46.3
Comprehensive income attributable to Kinder Morgan interest	(9.9)	(27.7)
Comprehensive income attributable to Kinder Morgan Canada Limited	11.4	18.6

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED CONSOLIDATED BALANCE SHEETS (In millions of Canadian dollars, except share and per share amounts) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	46.6	4,338.1
Accounts receivable	29.0	26.2
Prepayments	14.3	3.5
Inventories	7.4	7.5
Other current assets	0.8	2.4
Total current assets	98.1	4,377.7

Property, plant and equipment, net	964.0	981.3
ROU assets	513.6	—
Deferred charges and other assets	12.0	10.6
Total Assets	1,587.7	5,369.6

LIABILITIES AND EQUITY
Current liabilities
Credit facility	50.0	—
Accounts payable	35.7	49.4
Distribution payable	—	1,195.1
Distribution payable-affiliate	—	2,782.3
Accrued taxes	3.3	310.6
Current lease liabilities	17.0	—
Other current liabilities	22.9	63.2
Total current liabilities	128.9	4,400.6

Long-term liabilities and deferred credits
Deferred income taxes	0.5	0.1
Lease liabilities	496.6	—
Contract liabilities	63.8	67.5
Other deferred credits	9.8	8.9
Total long-term liabilities and deferred credits	570.7	76.5
Total Liabilities	699.6	4,477.1

Commitments and contingencies(Notes 3, 11, and 12)

Equity
Preferred share capital, 12,000,000 shares of Series 1 and 10,000,000 shares of Series 3, issued and outstanding	537.2	537.2
Restricted Voting Share capital, 34,944,993 Restricted Voting Shares issued and outstanding	278.5	278.1
Retained deficit	(167.3)	(165.8)
Total Kinder Morgan Canada Limited equity	648.4	649.5
Kinder Morgan interest, 81,353,820 Special Voting Shares issued and outstanding	239.7	243.0
Total Equity	888.1	892.5
Total Liabilities and Equity	1,587.7	5,369.6

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of Canadian dollars)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	21.3	44.4
Non-cash items:
Depreciation and amortization	21.8	36.8
Deferred income taxes	0.4	2.4
Capitalized equity financing costs	—	(11.6)
Unrealized foreign exchange loss (gain)	0.1	(0.5)
Other non-cash items	0.4	5.3
Change in operating assets and liabilities(Note 10)	(328.9)	25.6
Cash (used in) provided by operating activities(Note 2)	(284.9)	102.4

Investing Activities
Capital expenditures	(15.1)	(173.9)
Contributions to trusts	(1.0)	(2.8)
Working capital settlement on the Trans Mountain Transaction(Note 2)	(37.1)	—
Cash used in investing activities(Note 2)	(53.2)	(176.7)

Financing Activities
Issuances of debt	76.0	100.0
Repayments of debt	(26.0)	—
Distributions - Restricted Voting Stockholders - Return of Capital	(1,195.1)	—
Dividends - Restricted Voting Stockholders	(5.7)	(11.8)
Dividends - Preferred Shares	(7.2)	(6.1)
Distributions - Kinder Morgan interest - Return of Capital	(2,782.3)	—
Distributions - Kinder Morgan interest	(13.2)	(31.0)
Debt and Preferred Shares issuance costs	(0.3)	(4.5)
Cash (used in) provided by financing activities	(3,953.8)	46.6

Change in Cash, Cash Equivalents, and Restricted Deposits held by the Trans Mountain Asset Group	—	32.4

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	(0.1)	(0.6)

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(4,292.0)	4.1
Cash, Cash Equivalents and Restricted Deposits, beginning of period	4,338.6	111.2
Cash, Cash Equivalents and Restricted Deposits, end of period	46.6	115.3

Cash and Cash Equivalents, beginning of period	4,338.1	110.7
Restricted Deposits, beginning of period	0.5	0.5
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	4,338.6	111.2

Cash and Cash Equivalents, end of period	46.6	115.0
Restricted Deposits, end of period	—	0.3
Cash, Cash Equivalents, and Restricted Deposits, end of period	46.6	115.3

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(4,292.0)	4.1

Supplemental Disclosures of Cash Flow Information
Cash received during the period for interest (net of capitalized interest)	3.9
Cash paid during the period for income taxes	328.5	7.4
Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized(Note 11)	513.6
Increase in property, plant and equipment from both accruals and contractor retainage		62.7
Increase in property, plant and equipment due to foreign currency translation adjustments	—	1.1
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred Shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred Share capital	Restricted Voting Share capital	Retained deficit	Kinder Morgan interest	Total
Balance at December 31, 2018	22.0	34.9	81.4	537.2	278.1	(165.8)	243.0	892.5
Net income						11.4	9.9	21.3
Preferred share dividend						(7.2)		(7.2)
Restricted voting share dividends						(5.7)		(5.7)
Special voting share distributions							(13.2)	(13.2)
Stock-based compensation					0.4			0.4
Balance at March 31, 2019	22.0	34.9	81.4	537.2	278.5	(167.3)	239.7	888.1

	Issued shares (in millions)
	Preferred Shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred Share capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at December 31, 2017	22.0	34.5	81.0	537.2	1,707.5	(770.0)	(8.8)	2,171.7	3,637.6
Net income						18.0		26.4	44.4
Preferred share dividend						(6.1)			(6.1)
Restricted voting share dividends						(16.9)			(16.9)
Special voting share distributions								(40.9)	(40.9)
Dividend/Distribution reinvestment plan		0.1	0.2		5.1			9.9	15.0
Stock-based compensation					1.3				1.3
Other					(0.3)			0.3	—
Other comprehensive income							0.6	1.3	1.9
Balance at March 31, 2018	22.0	34.6	81.2	537.2	1,713.6	(775.0)	(8.2)	2,168.7	3,636.3

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

The Company was incorporated under the Business Corporations Act (Alberta) on April 7, 2017. On May 30, 2017, we completed an Initial Public Offering (“IPO”) of our Restricted Voting Shares and used the net proceeds of approximately $1,671.0 million to acquire an approximate 30% indirect economic interest in the Limited Partnership from certain affiliates of Kinder Morgan, who retained an approximate 70% economic interest of the limited partnership units in the Limited Partnership. After the IPO, we issued an aggregate of $550.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares; as a result, our and Kinder Morgan’s respective interests in the Limited Partnership are subject to the preferred shareholders’ priority on distributions and upon liquidation.

Basis of Presentation

General

In January 2018, we completed the registration of our Restricted Voting Shares pursuant to Section 12(g) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the reporting requirements of Section 13(a) of the Exchange Act.

We have prepared the accompanying unaudited consolidated financial statements in accordance with the accounting principles contained in the FASB Accounting Standards Codification, the single source of U.S. GAAP and referred to in this report as (the “Codification”). U.S. GAAP are generally accepted accounting principles that the SEC has identified as having substantial authoritative support, as supplemented by Regulation S-X under the Exchange Act, as amended from time to time. Under such rules and regulations, all significant intercompany items have been eliminated in consolidation.

In our opinion, all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of our financial position and operating results for the interim periods have been included in the accompanying consolidated financial statements. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2018 Form 10-K.
Unless otherwise noted, amounts are stated in Canadian dollars, which is the functional currency of our continuing operations. Additionally, certain amounts from prior periods have been reclassified to conform to the current presentation.

For a discussion of the Accounting Standards Update (“ASU”) we adopted on January 1, 2019, see Note 11.

Presentation of Kinder Morgan Interest

Kinder Morgan Interest represents the interest in our consolidated subsidiaries that are not owned by us. Kinder Morgan’s economic interest in the Limited Partnership is reflected within “Kinder Morgan interest” in our consolidated balance sheets and in the accompanying consolidated statements of equity. Earnings attributable to Kinder Morgan’s economic ownership interest in the Limited Partnership is presented in “Net Income Attributable to Kinder Morgan Interest” in the accompanying consolidated statements of income.

2. Trans Mountain Transaction

On August 31, 2018, we closed on the sale of the Trans Mountain Asset Group, which was indirectly acquired by the Government of Canada, through Trans Mountain Corporation (a subsidiary of the Canada Development Investment Corporation) for cash consideration of approximately $4.43 billion, net of preliminary working capital adjustments (the “Trans Mountain Transaction”). Additionally, during the three months ended March 31, 2019, we paid the remaining $37.0 million of working capital adjustments that were accrued as of December 31, 2018.

On January 3, 2019, distributions of approximately $1.2 billion were made as a return of capital to holders of our Restricted Voting Shares ($11.40 per Restricted Voting Share) and approximately $2.8 billion to KMI as the indirect holder of our Special Voting Shares (the “Return of Capital”). To facilitate the Return of Capital and provide flexibility for dividends going forward, our voting shareholders also approved (i) a reduction of the stated capital of our Restricted Voting Shares by $1.45 billion (the

“Stated Capital Reduction”) and (ii) a “reverse stock split” of our Restricted Voting Shares and Special Voting Shares on a one-for-three basis (three shares consolidating to one share) (the “Share Consolidation”), which occurred on January 4, 2019. The Restricted Voting Shares and Special Voting Shares outstanding and earnings per share information in this report reflect the Share Consolidation for all periods presented.

The underlying assets in the Trans Mountain Asset Group were primarily within our Pipelines business segment, and the operating results for the Trans Mountain Asset Group are included in “Income from Discontinued Operations, Net of Tax” in the accompanying consolidated statement of income for the three months ended March 31, 2018 and its major income and expense line items were as follows:

Three Months Ended March 31,
2018
(In millions of Canadian dollars)
Revenues	75.6
Depreciation and amortization	(17.1)
Operating expenses	(28.5)
Other income and interest, net	11.0
Income from Discontinued Operations before income taxes	41.0
Income tax expense	(10.6)
Income from Discontinued Operations, Net of Tax	30.4

Our net cash flows from operating and investing activities from the Trans Mountain Asset Group included in the accompanying consolidated statement of cash flows were as follows:

Three Months Ended March 31,
2018
(Net cash provided by (used in) in millions of Canadian dollars)
Operating activities	52.7
Investing activities	(141.9)

3. Debt

Credit Facility

As of March 31, 2019, we had $50.0 million of outstanding borrowings under our 4-year $500.0 million unsecured revolving credit facility due August 31, 2022 (“2018 Credit Facility”), with $443.7 million available under the 2018 Credit Facility, after reducing the $500.0 million capacity for $6.3 million in letters of credit, which includes approximately $3.2 million issued on behalf of Trans Mountain for which it has issued a backstop letter of credit to us. As of March 31, 2019, the weighted average interest rate on our 2018 Credit Facility borrowings was 3.42% and we were in compliance with all required covenants. As of December 31, 2018, we had no borrowings under the 2018 Credit Facility.

4. Equity

As of March 31, 2019, we had (i) 34.9 million and 81.4 million of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value, for an aggregate of 116.3 million voting shares outstanding; (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively; and (iii) 0.2 million of restricted stock awards outstanding.

Preferred Share Dividends

The following table provides information regarding dividends declared and paid, or to be paid, as applicable, on our Preferred Shares during the three months ended March 31, 2019.

Period	Series 1 quarterly dividend per share for the period	Series 3 quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash
(In millions of Canadian dollars, except per share amounts)
November 15, 2018 to February 14, 2019	0.328125	0.325	January 16, 2019	January 31, 2019	February 15, 2019	7.2
February 15, 2019 to May 14, 2019	0.328125	0.325	April 17, 2019	April 30, 2019	May 15, 2019

Restricted Voting Share Dividends

The following table provides information regarding dividends declared and paid, or to be paid, as applicable, on our Restricted Voting Shares during the three months ended March 31, 2019.

For the three month period ended	Dividend rate per share	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash
(In millions of Canadian dollars, except per share amounts)
December 31, 2018	0.1625	January 16, 2019	January 31, 2019	February 15, 2019	5.7
March 31, 2019	0.1625	April 17, 2019	April 30, 2019	May 15, 2019

Effective January 16, 2019, our board of directors suspended the dividend reinvestment plan for our Restricted Voting Shares, including with respect to the dividend we paid on February 15, 2019.

Kinder Morgan Interest Distributions

The following table provides information regarding distributions declared and paid, or to be paid, as applicable, to Kinder Morgan during the three months ended March 31, 2019.

For the three month period ended	Dividend rate per share	Date of declaration	Date of distribution	Total amount of distribution paid in cash
(In millions of Canadian dollars, except per share amounts)
December 31, 2018	0.1625	January 16, 2019	February 15, 2019	13.2
March 31, 2019	0.1625	April 17, 2019	May 15, 2019

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

The following table sets forth the allocation of income from continuing operations available to shareholders of Restricted Voting Shares and participating securities:

	Three Months Ended March 31,
	2019	2018
(In millions of Canadian dollars, except per share amounts)
Income from Continuing Operations Available to Restricted Voting Stockholders	4.2	1.8
Participating securities:
Less: Income from Continuing Operations allocated to restricted stock awards(a)	—	(0.1)
Income from Continuing Operations Allocated to Restricted Voting Stockholders	4.2	1.7

Basic Weighted Average Restricted Voting Shares Outstanding	34.9	34.5
Basic Earnings Per Restricted Voting Share from Continuing Operations	0.12	0.05

Three Months Ended March 31, 2018
(In millions of Canadian dollars, except per share amounts)
Income from Discontinued Operations Available to Restricted Voting Stockholders	9.0
Participating securities:
Less: Income from Discontinued Operations allocated to restricted stock awards(a)	(0.1)
Income from Discontinued Operations Allocated to Restricted Voting Stockholders	8.9

Basic Weighted Average Restricted Voting Shares Outstanding	34.5
Basic Earnings Per Restricted Voting Share from Discontinued Operations	0.26
_______

(a)	As of March 31, 2019 and 2018, there were approximately 0.2 million and 0.8 million unvested restricted stock awards, respectively.

For the three months ended March 31, 2019, the weighted average maximum number of potential Restricted Voting Share equivalents of 0.2 million of unvested restricted stock awards are antidilutive and, accordingly, are excluded from the determination of diluted earnings per Restricted Voting Share.

5. Transactions with Related Parties

Affiliate Activities

The following table summarizes our related-party income statement activity. Revenues, operating costs and capitalized costs are under normal trade terms.

	Three Months Ended March 31,
	2019	2018
(In millions of Canadian dollars)
Revenues-Services-affiliate(a)	15.6	15.4
Operations and maintenance and general and administrative expenses	2.6	1.3
_________

(a)	Amounts represent sales to a customer who is a related-party through joint ownership of a joint-venture.

Accounts receivable and payable

Accounts receivable-affiliate and accounts payable-affiliate are non-interest bearing and are settled on demand and generally settled monthly. The following table summarizes our affiliate balances:

	March 31	December 31,
	2019	2018
(In millions of Canadian dollars)
Accounts receivable(a)	3.8	0.2
Contract accounts receivable(b)	—	0.7
Prepayment(b)	0.1	—
Accounts payable(c)	1.6	4.7
Contract liabilities(d)	0.2	—
________

(a)	Included in “Accounts receivable” on our accompanying consolidated balance sheets.

(b)	Included in “Other current assets” on our accompanying consolidated balance sheets.

(c)	Included in “Accounts payable” on our accompanying consolidated balance sheets.

(d)	Included in “Other current liabilities” on our accompanying consolidated balance sheets.

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

Foreign Currency Transactions and Translation

Foreign currency transaction gains or losses result from a change in exchange rates between the functional currency of an entity and the currency in which a transaction is denominated. Unrealized and realized gains and losses generated from these transactions are recorded in foreign exchange loss in the accompanying consolidated statements of income and include:

•
Our continuing operations unrealized foreign exchange losses and gains for the three months ended March 31, 2019 and 2018 were $(0.1) million and $0.5 million, respectively, due to changes in exchange rates between the Canadian dollar and the U.S. dollar on U.S. dollar denominated balances. These currency exchange rate fluctuations affect the expected Canadian dollar cash flows on unsettled U.S. dollar denominated transactions, primarily related to cash bank accounts that are denominated in U.S. dollars and affiliate receivables or payables that are denominated in U.S. dollars.

•
Cochin earns its revenues in U.S. dollars. Therefore, fluctuations in the U.S. dollar to Canadian dollar exchange rate can affect the earnings contributed by Cochin to our overall results. Our continuing operations had realized foreign exchange losses of none and $(0.8) million for the three months ended March 31, 2019 and 2018, respectively.

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

7.  Revenue Recognition

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended March 31, 2019
	Pipelines	Terminals	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	13.6	63.4	77.0
Fee-based services	0.6	18.5	19.1
Total revenue from contracts with customers	14.2	81.9	96.1
Other revenues(b)	1.8	4.1	5.9
Total revenues	16.0	86.0	102.0

	Three Months Ended March 31, 2018
	Pipelines	Terminals	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	12.7	54.6	67.3
Fee-based services	—	16.5	16.5
Total revenue from contracts with customers	12.7	71.1	83.8
Other revenues(b)	1.7	3.1	4.8
Total revenues	14.4	74.2	88.6
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
(b) Amounts recognized as revenue under guidance prescribed in Topics of the Accounting Standards Codification other than in Topic 606 and primarily include regulatory-based adjustments and leases. See Note 11 for additional information related to our lessor contracts.

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We recognize contract assets in those instances where billing occurs subsequent to revenue recognition and our right to invoice the customer is conditioned on something other than the passage of time. Our contract liabilities are substantially related to (i) capital improvements paid for in advance by certain customers, generally in our non-regulated businesses, which we subsequently recognize as revenue on a straight-line basis over the initial term of the related customer contracts and (ii) consideration received from customers for temporary deficiency quantities under minimum volume contracts that we expect will be made up in a future period, which we subsequently recognize as revenue when the customer makes up the volumes or the likelihood that the customer will exercise its right for deficiency volumes becomes remote (e.g., there is insufficient capacity to make up the volumes, the deficiency makeup period expires).

The following table presents the activity in our contract assets and liabilities:

	Three Months Ended March 31,
	2019	2018
(In millions of Canadian dollars)
Contract Assets(a)
Balance at beginning of period	1.6	9.1
Additions	0.6	3.8
Reductions	(1.0)	—
Transfer to accounts receivable	(0.8)	(11.6)
Balance at end of period	0.4	1.3

Contract Liabilities
Balance at beginning of period(b)	80.3	67.9
Additions	31.1	38.1
Reductions	(0.6)	—
Transfer to revenues	(31.2)	(37.6)
Balance at end of period(c)	79.6	68.4
_________

(a)	Includes all current balances reported within “Other current assets” in the accompanying consolidated balance sheets.

(b)
Includes current and non-current balances of $12.8 million and $67.5 million, respectively, in 2019 and $14.5 million and $53.4 million, respectively, in 2018, reported within “Other current liabilities” and “Contract liabilities,” respectively, in the accompanying consolidated balance sheets.

(c)
Includes current and non-current balances of $15.8 million and $63.8 million, respectively, in 2019 and $11.7 million and $56.7 million, respectively, in 2018, reported within “Other current liabilities” and “Contract liabilities,” respectively, in the accompanying consolidated balance sheets.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of March 31, 2019 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions of Canadian dollars)
Nine months ended December 31, 2019	243.0
2020	271.3
2021	222.8
2022	191.6
2023	181.4
Thereafter	484.0
Total	1,594.1
Our contractually committed revenue for purposes of the tabular presentation above is generally limited to service customer contracts, which have fixed pricing and fixed volume terms and conditions, generally including contracts with take-or-pay or minimum volume commitment payment obligations. Our contractually committed revenue amounts generally exclude remaining performance obligations for: (i) contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a series of distinct services; (ii) contracts with an original expected duration of one year or less; and (iii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed.

8.  Reportable Segments

We evaluate the performance of our reportable business segments by evaluating our Segment earnings before depreciation and amortization expenses (“Segment EBDA”). The amounts in the following tables exclude discontinued operations for the 2018 period, see Note 2. Financial information by segment for continuing operations is as follows:

	Three Months Ended March 31,
	2019	2018
(In millions of Canadian dollars)
Revenues
Terminals	86.0	74.2
Pipelines	16.0	14.4
Total consolidated revenues	102.0	88.6

	Three Months Ended March 31,
	2019	2018
(In millions of Canadian dollars)
Segment EBDA(a)(b)
Terminals	51.6	42.6
Pipelines	10.3	6.3
Total Segment EBDA	61.9	48.9
D&A	(21.8)	(19.7)
General and administrative	(11.1)	(8.9)
Interest income (expense), net	1.2	(0.4)
Income tax expense	(8.9)	(5.9)
Income from Continuing Operations	21.3	14.0
Income from Discontinued Operations, Net of Tax	—	30.4
Net Income	21.3	44.4

	March 31, 2019	December 31, 2018
(In millions of Canadian dollars)
Assets
Terminals	1,389.7	974.2
Pipelines(c)	198.0	4,395.4
Total consolidated assets	1,587.7	5,369.6
_______

(a)	Includes revenues less operations and maintenance expense, and taxes, other than income taxes and other, net.

(b)
Segment EBDA for the three months ended March 31, 2019 and 2018 includes $(0.1) million and $(0.3) million, respectively, of foreign exchange losses due to changes in exchange rates between our Canadian dollar and the U.S. dollar on U.S. dollar denominated balances.

(c)
December 31, 2018 amount includes approximately $3,977.4 million of cash distributed to shareholders as a Return of Capital on January 3, 2019 and approximately $307.6 million of cash to pay accrued income taxes related to the gain on the Trans Mountain Transaction.

9.  Income Taxes

Income tax expense applicable to continuing operations included in our accompanying consolidated statements of income is as follows:

	Three Months Ended March 31,
	2019	2018
(In millions of Canadian dollars, except percentages)
Income tax expense applicable to continuing operations	8.9	5.9
Effective tax rate	29.5%	29.6%

The effective tax rates for the three months ended March 31, 2019 and 2018 were higher than the statutory federal and provincial rate of 27.0% primarily due to non-deductible inter-corporate charges.

As a result of our IPO and subsequent revaluation (or rebalancing) of our investment in the Limited Partnership, our tax basis exceeds our accounting basis in our investment in the Limited Partnership by approximately $1.1 billion. This excess tax basis results in a deferred tax asset of approximately $143.0 million as of March 31, 2019. A full valuation allowance was recorded against this deferred tax asset as we determined it was more likely than not to not be realized.

Income tax expense in respect of our discontinued operations includes income tax expense on the Trans Mountain Asset Group earnings. Our effective tax rate on income from discontinued operations was 25.9% for the three month period ended March 31, 2018.  The effective tax rate on our income from discontinued operations is lower than the statutory federal and provincial rate of 27.0% primarily due to U.S. earnings from Puget Sound which are not subject to Canadian income taxes to the extent of the ownership interest that was attributed to Kinder Morgan.

10.  Change in Operating Assets and Liabilities

The following amounts include changes for the Trans Mountain Asset Group’s operating assets and liabilities, see Note 2.

	Three Months Ended March 31,
	2019	2018
(In millions of Canadian dollars)	Cash inflow (outflow)
Accounts receivable	3.6	(8.6)
Inventories	0.1	(0.1)
Other current assets	(9.7)	(1.9)
Deferred charges and other assets	(0.4)	(3.7)
Accounts payable	(9.2)	(3.1)
Accrued taxes	(307.2)	9.5
Other current liabilities	(6.3)	8.1
Other deferred credits	0.2	25.4
	(328.9)	25.6

11.  Leases

Effective January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842)” and the series of related Accounting Standards Updates that followed (collectively referred to as “Topic 842”). The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a ROU asset and a lease liability for all qualifying leases with terms longer than 12 months in the consolidated balance sheet. In addition, under Topic 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

We elected the practical expedient available to us under ASU 2018-11 “Leases: Targeted Improvements” which allows us to apply the transition provision for Topic 842 at our adoption date instead of at the earliest comparative period presented in our financial statements. Therefore, we recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, we elected the optional practical expedient permitted under the transition guidance related to land easements which allows us to carry forward our historical accounting treatment for land easements on existing agreements upon adoption. We also elected all other available practical expedients except the hindsight practical expedient.

The impact of Topic 842 on our consolidated balance sheet beginning January 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized at January 1, 2019 for operating leases were as follows:

January 1, 2019
(In millions of Canadian dollars)
ROU assets	518.1
Current lease liabilities	17.3
Long-term lease liabilities	500.8

No impact was recorded to the income statement or beginning retained earnings for adoption of Topic 842.

Lessee

We lease property including corporate and field offices and facilities, vehicles, heavy work equipment, tanks and pipe racks, and land. Our leases have remaining lease terms of 1 to 25 years, some of which have options to extend or terminate the lease. We determine if an arrangement is a lease at inception. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. Leases with variable rate adjustments, such as Consumer Price Index (CPI) adjustments, were reflected based on contractual lease payments as outlined within the lease agreement and not adjusted for any CPI increases or decreases. For the majority of our operating leases, we use our contracted rate of return of 7.0% based on lease term information available at the commencement date of the lease in determining the present value of lease payments. We have real estate lease agreements with lease and non-lease components which are accounted for separately, while for the remainder of our agreements we have elected the practical expedient to account for lease and non-lease components as a single lease component. Leases that were grandfathered under various portions of Topic 842, such as land easements, would be reassessed in the event of any modifications to those agreements.

Following are components of our lease cost:

Three Months Ended March 31, 2019
(In millions of Canadian dollars)
Operating leases	13.3
Short-term and variable leases	0.8
Total lease cost	14.1

Other information related to our operating leases are as follows:

Three Months Ended March 31, 2019
(In millions of Canadian dollars, except lease term and discount rate)
Operating cash flows from operating leases	(14.1)
Amortization of ROU assets	4.5

Weighted average remaining lease term	19.20 years
Weighted average discount rate	6.93%

Operating lease obligations under non-cancellable leases (excluding short-term leases) are as follows:

	March 31, 2019	December 31, 2018(a)
(In millions of Canadian dollars)
2019 (nine months ended December 31, 2019)	39.1
2019		52.3
2020	50.6	50.4
2021	49.7	49.6
2022	49.6	49.5
2023	47.8	47.6
Thereafter	699.1	699.1
Total Lease Payments	935.9	948.5
Less: Interest	(422.3)
Present Value of future minimum operating lease payments	513.6
_______

(a)
This table has been revised from the previously reported December 31, 2018 future gross minimum rental commitments under our operating lease obligations to correct amounts previously reported to include additional $656.0 million of undiscounted future lease payments, primarily in the “Thereafter” amount associated with the 2018 extension of the Edmonton South lease through December 2038.

Short-term lease costs are not material to us and are anticipated to be similar to the current year short-term lease obligations outlined in this disclosure.

Lessor

The property we lease under operating leases consists primarily of specific facilities at which one customer obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These leases primarily consist of storage and pipeline facilities. Our leases have remaining lease terms of one to 25 years, some of which have options to extend the lease for up to 15 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.

Lease income for the three months ended March 31, 2019 totaled $4.1 million, including variable lease payments that are excluded from the following disclosure as the amounts cannot be reasonably estimated for future periods.
.

Future minimum operating lease revenues based on contractual agreements are as follows:

March 31, 2019
(In millions of Canadian dollars)
2019 (nine months ended December 31, 2019)	6.1
2020	7.3
2021	7.5
2022	7.6
2023	7.8
Thereafter	105.4
Total	141.7

Options for a lessee to renew the contract are not included as part of future minimum operating lease revenues. We elected the practical expedient available to us to not separate lease and non-lease components under these agreements. Any modification of a lease will result in a reevaluation of the lease classification.

12.  Litigation and Contingencies

Legal Proceedings

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations, cash flows, or dividends to our shareholders. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of March 31, 2019 and December 31, 2018.

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

On June 5, 2018, Barrier Coating Inc. (“Barrier”) filed a statement of claim and certificate of lis pendens in the Court of Queen’s Bench of Alberta against Enbridge Pipelines Inc., AEF, Strathcona County, BLTELP, KM Canada Rail Holdings GP Limited, Keyera Energy Ltd., Trans Mountain and Fabricom Inc. (“Fabricom”). Barrier is a subcontractor on the BTT Project and has a construction agreement with Fabricom (the “Fabricom Agreement”). In its claim, Barrier asserts that Fabricom has breached its obligations under the Fabricom Agreement and, as such, Fabricom owes damages to Barrier. The remaining defendants, including BLTELP, KM Canada Rail Holdings GP Limited and Trans Mountain, have been named in the claim as parties with registered interests on lands affected by the work performed by Barrier under the Fabricom Agreement. Barrier asserts that these parties were, collectively, unjustly enriched in the amount of $2.5 million. This matter was resolved and dismissed without any payment from any KM affiliate.

On September 6, 2018, Fabricom filed a statement of claim and certificate of lis pendens in the Court of Queen’s Bench of Alberta, against KM Canada Terminals ULC, BLTELP, Trans Mountain, AEF, Doran Stewart Oilfield Services (1990) Ltd., Alberta Envirofuels Inc., Enbridge Pipelines Inc., and Strathcona County. Fabricom was a contractor on the BTT Project, and claims that it is owed $30.4 million by BLTELP above the contract value for work performed on the BTT Project under a construction services agreement. Fabricom subsequently sent a notice of arbitration incorporating its claim. Pursuant to a provision in the construction services agreement, the dispute will be resolved by arbitration and the Court of Queen’s Bench matter will be stayed. We dispute this claim and intend to defend against it vigorously.

British Columbia Utilities Commission (“BCUC”) Proceeding

The tariff and associated rates charged by Kinder Morgan Canada (Jet Fuel) Inc. (“KMJF”) are subject to an ongoing proceeding at the BCUC. On November 29, 2018, KMJF filed with the BCUC an application of a tariff to extend the existing terms and settlement rates for the transportation of turbine fuel to the Vancouver International Airport and the Burnaby Terminal, effective January 1, 2019. On December 14, 2018, the BCUC issued an order accepting the rates, subject to refund, and established a process for evaluating KMJF’s Annual Revenues and Gathering Line Fee (“Annual Revenue Requirement”). On April 5, 2019, Parkland Refining (BC) Ltd., Air Canada, and Vancouver Airport Fuel Facilities Corporation filed written submissions on the merits of continuing the existing methodology for the Annual Revenue Requirement in KMJF’s November 29, 2018 filing. We estimate that the shippers are seeking approximately a 50% reduction in the Annual Revenue Requirement, or approximately $3.5 million. Management believes KMJF’s cost of service supports KMJF’s rates and intends to vigorously defend KMJF’s proposed rates.

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters to which we and our subsidiaries are a party will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of both March 31, 2019 and December 31, 2018, we had $0.1 million accrued for our outstanding environmental matters.

13.  Recent Accounting Pronouncements

ASU No. 2016-13

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will require to utilize a new forward-looking “expected loss” methodology that generally will result in the earlier recognition of allowance for losses. ASU No. 2016-13 will be effective for us as of January 1, 2020, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes and (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2018 Form 10-K.

Recent Developments

Outlook

KML's 2019 budget contemplates declaring a dividend of $0.65 per Restricted Voting Share, generating Adjusted EBITDA of $213 million and DCF from continuing operations of approximately $109 million, representing DCF of $0.90 per Restricted Voting Share. KML's budget also contemplates investing approximately $32 million in expansion projects.

We do not provide forecasted income from continuing operations (the GAAP financial measure most directly comparable to the non-GAAP financial measures DCF from continuing operations and Adjusted EBITDA) due to the impracticality of quantifying certain amounts required by GAAP, such as realized and unrealized foreign currency gains and losses and potential changes in estimates for certain contingent liabilities. See “Results of Operations—Non-GAAP Financial Measures” for more information on DCF and Adjusted EBITDA.

Trans Mountain Transaction

On August 31, 2018, we closed on the sale of the Trans Mountain Asset Group, which was indirectly acquired by the Government of Canada through Trans Mountain Corporation (a subsidiary of the Canada Development Investment Corporation) for cash consideration of approximately $4.43 billion, which is the contractual purchase price of $4.5 billion net of a preliminary working capital adjustment (the “Trans Mountain Transaction”). As of December 31, 2018 we accrued for an additional $37 million for a final working capital adjustment that was subsequently settled in cash. The underlying assets in the Trans Mountain Asset Group were primarily within our Pipelines business segment and the operating results for the Trans Mountain Asset Group are presented as “Income from Discontinued Operations, Net of Tax” in the accompanying consolidated statements of income and the following “—Results of Operations” for the 2018 period.

2019 Return of Capital and Share Consolidation

Pursuant to our voting shareholders’ approval on November 29, 2018, distributions of approximately $1.2 billion were made as a return of capital to holders of our Restricted Voting Shares ($11.40 per Restricted Voting Share) and approximately $2.8 billion to KMI as the indirect holder of our Special Voting Shares on January 3, 2019 (the “Return of Capital”). To facilitate the Return of Capital and provide flexibility for dividends going forward, our voting shareholders also approved (i) a reduction of the stated capital of our Restricted Voting Shares by $1.45 billion (the “Stated Capital Reduction”) and (ii) a “reverse stock split” of our Restricted Voting Shares and Special Voting Shares on a one-for-three basis (three shares consolidating to one share) (the “Share Consolidation”), which occurred on January 4, 2019. The Restricted Voting Shares and Special Voting Shares outstanding and earnings per share information in this report reflect the Share Consolidation for all periods presented.

Review of Strategic Alternatives

Following the Trans Mountain Asset Group sale, and given that the original purpose of KML as a funding vehicle for the Trans Mountain expansion no longer exists, we previously announced that we would undertake a strategic review of KML to determine a course of action that maximizes value to all KML shareholders. The options we are evaluating include, among others, continuing to operate as a standalone enterprise, a disposition by sale, and a strategic combination with another company. This process involves a rigorous analysis of a variety of potential alternatives, and, while the complexity of the situation is requiring more time than we previously anticipated, the process is near its conclusion. We expect to complete the review and announce the outcome in the second quarter of 2019.

Terminals Matters

All material permits have been secured and construction activities will commence shortly on the distillate storage expansion project at our Vancouver Wharves terminal in North Vancouver, British Columbia. The approximately $43 million capital project, which calls for the construction of two new distillate tanks with combined storage capacity of 200,000 barrels and enhancements to the railcar unloading capabilities, is supported by a 20-year initial term, take-or-pay contract with an affiliate of a large, international integrated energy company. The project is expected to be placed in service late first quarter of 2021.

As previously disclosed in our 2018 Form 10-K, a material contractual arrangement at the Edmonton Rail Terminal expires in April 2020 and includes a right of renewal on favorable terms for our customer related to rail terminal and associated pipeline connection service fees.  We expect this will result in lower revenues of approximately $43 million and $11 million on an annual basis for rail terminal fees and associated pipeline connection fees, respectively.  We expect this revenue reduction will be partially offset by expansion projects as well as favorable renewal rates on expiring contracts at our other terminal facilities.

Results of Operations

Overview

We evaluate the performance of our reportable business segments by evaluating Segment EBDA. We believe that Segment EBDA is a useful measure of our operating performance because it measures segment operating results before depreciation and amortization and certain expenses that are generally not controllable by our business segment operating managers, such as certain general and administrative expense, interest expense, net, and income tax expense. Our general and administrative expenses include such items as employee benefits, insurance, rentals, certain litigation, and shared corporate services including accounting, information technology, human resources, and legal services.
The earnings prior to the closing of the Trans Mountain Transaction on August 31, 2018 from the Trans Mountain Asset Group are presented as earnings from discontinued operations for the 2018 period.

Consolidated Earnings Results

Three Months Ended March 31,	2019	2018	Earnings increase/(decrease)
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Terminals	51.6	42.6	9.0	21%
Pipelines	10.3	6.3	4.0	63%
Total Segment EBDA(a)	61.9	48.9	13.0	27%
D&A	(21.8)	(19.7)	(2.1)	(11)%
General and administrative(b)	(11.1)	(8.9)	(2.2)	(25)%
Interest income (expense), net	1.2	(0.4)	1.6	n/a
Income from continuing operations before income taxes	30.2	19.9	10.3	52%
Income tax expense	(8.9)	(5.9)	(3.0)	(51)%
Income from continuing operations	21.3	14.0	7.3	52%
Income from discontinued operations, net of tax(c)	—	30.4	(30.4)	(100)%
Net income	21.3	44.4	(23.1)	(52)%
Preferred share dividends	(7.2)	(7.2)	—	—%
Net income attributable to Kinder Morgan interest	(9.9)	(26.4)	16.5	63%
Net income available to Restricted Voting Stockholders	4.2	10.8	(6.6)	(61)%
_________
n/a - not applicable

(a)
Represents Segment EBDA from continuing operations. Includes revenues and other (income) expense less operating expenses and other, net. Operating expenses primarily include operations and maintenance expenses, and taxes, other than income taxes. Segment EBDA for the three months ended March 31, 2019 and 2018 include $(0.1) million and $(0.3) million, respectively of foreign exchange losses due to changes in exchange rates between the Canadian dollar and the U.S. dollar on U.S. dollar denominated balances.

(b)
General and administrative expenses for the three months ended March 31, 2019 includes an increase of $0.7 million for certain items described in footnote (a) to the “Segment Earnings Results—General and Administrative Expense” table below.

(c)	See Note 2 “Trans Mountain Transaction” to the accompanying consolidated financial statements.

Three Months Ended March 31, 2019 vs Three Months Ended March 31, 2018

The certain items described in footnote (b) to the table above accounted for a $0.7 million decrease in income from continuing operations before income taxes for the first quarter of 2019 as compared to the same prior year period. After giving effect to these certain items, the $11.0 million increase from the prior year quarter in income from continuing operations before income taxes is primarily attributable to increased earnings from both of our segments, higher interest income due to deposits of the proceeds from the Trans Mountain Transaction in interest bearing cash equivalent accounts partially offset by increased D&A and general and administrative expense.

Non-GAAP Financial Measures

For reporting periods included in the following DCF and Adjusted EBITDA tables, our discontinued operations (which are comprised of our Trans Mountain Asset Group) are presented as a separate reconciling item labeled as “DCF from discontinued operations” and “Adjusted EBITDA from discontinued operations,” respectively. DCF from discontinued operations and Adjusted EBITDA from discontinued operations are also reconciled to their comparable GAAP measure, income from discontinued operations, net of tax in footnote (d) to the accompanying tables.

In addition to using financial measures prescribed by GAAP, references are made in this report to DCF, both in the aggregate and per share, Adjusted EBITDA, Segment EBDA before certain items and Net Debt (Cash), which are measures that do not have any standardized meaning as prescribed by GAAP. These non-GAAP measures should not be considered an alternative to GAAP net income or any other GAAP measures and such non-GAAP measures have important limitations as analytical tools. The computation of DCF, Adjusted EBITDA, Segment EBDA before certain items and Net Debt (Cash) may differ from similarly titled measures used by others. Accordingly, use of such terms may not be comparable to similarly defined measures presented by other entities. Investors should not consider these non-GAAP measures in isolation or as a substitute for an analysis of results as reported under GAAP. The limitations of these non-GAAP measures are compensated for by reviewing the comparable GAAP measures, understanding the differences between the measures, and taking this information into account in our analysis and our decision making processes. Any use of non-GAAP measures in this management’s discussion and analysis is expressly qualified by this cautionary statement.

Distributable cash flow (“DCF”) is income from continuing operations, and income from discontinued operations, before D&A adjusted for: (i) income tax expense and cash income taxes (paid) refunded; (ii) sustaining capital expenditures (also referred to as ‘‘maintenance’’ capital expenditures); and (iii) “certain items”, which we define as items required by GAAP to be reflected in net income, but typically either (a) do not have a cash impact, or (b) by their nature are separately identifiable from the normal business operations and in our view are likely to occur only sporadically (for example gains or losses on asset sales, legal settlements and casualty losses).

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

Reconciliation of Income from Continuing Operations to DCF

Three Months Ended March 31,	2019	2018
(In millions of Canadian dollars, except per share amounts)
Income from continuing operations	21.3	14.0
Reconciling items - add/(subtract):
Certain items before book tax(a)	0.7	—
Book tax certain items(b)	(0.2)	—
D&A	21.8	19.7
Total book taxes before certain items	9.1	5.9
Cash taxes	(20.8)	(6.8)
Preferred share dividends	(7.2)	(7.2)
Sustaining capital expenditures	(2.3)	(2.1)
DCF from continuing operations	22.4	23.5
DCF from discontinued operations(d)	—	53.5
DCF	22.4	77.0

DCF from continuing operations to KMI interest	15.7	16.5
DCF from continuing operations to Restricted Voting Stockholders	6.7	7.0
Weighted average split-adjusted Restricted Voting Shares outstanding for dividends (in millions)(c)	35.1	34.8
DCF from continuing operations per split-adjusted Restricted Voting Share	0.19	0.20

Adjusted earnings before interest expense, taxes, depreciation and amortization (“Adjusted EBITDA”) is used by us and by external users of our financial statements, in conjunction with outstanding debt, net of cash, to evaluate certain leverage metrics. We do not allocate Adjusted EBITDA amongst equity interest holders as we view total Adjusted EBITDA as a measure against our overall leverage.

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

Three Months Ended March 31,	2019	2018
(In millions of Canadian dollars)
Income from continuing operations	21.3	14.0
Reconciling items - add/(subtract):
Total certain items(a)(b)	0.5	—
D&A	21.8	19.7
Total book taxes before certain items	9.1	5.9
Interest (income) expense, net	(1.2)	0.4
Adjusted EBITDA from continuing operations	51.5	40.0
Adjusted EBITDA from discontinued operations(d)	—	58.0
Adjusted EBITDA	51.5	98.0
_________

(a)	Consists of certain items summarized in footnote (b) to the “—Results of Operations—Consolidated Earnings Results”
table included above.

(b)	Includes an income tax provision on certain items.

(c)	Includes stock awards of Restricted Voting Shares that participate in dividends.
(d)    DCF from discontinued operations and Adjusted EBITDA from discontinued operations reconciliations are as follows:

DCF from discontinued operations:

Three Months Ended March 31,	2018
(In millions of Canadian dollars)
Income from discontinued operations, net of tax	30.4
Reconciling items - add/(subtract):
D&A	17.1
Total book taxes	10.6
Sustaining capital expenditures	(4.6)
DCF from discontinued operations	53.5

Adjusted EBITDA from discontinued operations:

Three Months Ended March 31,	2018
(In millions of Canadian dollars)
Income from discontinued operations, net of tax	30.4
Reconciling items - add/(subtract):
D&A	17.1
Total book taxes	10.6
Interest (income) expense, net	(0.1)
Adjusted EBITDA from discontinued operations	58.0

Net Debt

Net Debt, as used in this report, is a non-GAAP financial measure that management believes is useful to investors and other users of our financial information in evaluating our leverage, individually and in conjunction with Adjusted EBITDA. Net Debt is calculated by adding 50% of the principal amount of our preferred equity to and subtracting cash and cash equivalents from debt.  We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents.

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

Segment EBDA and Segment EBDA before certain items excludes discontinued operations for the 2018 period.

Segment Earnings Results

Terminals Segment

Three Months Ended March 31,	2019	2018
(In millions of Canadian dollars, except operating statistics)
Revenues	86.0	74.2
Operating expenses, except D&A	(34.4)	(31.6)
Other (expense) income, net	—	(0.1)
Other, net and unrealized foreign exchange gain (loss)	—	0.1
Segment EBDA	51.6	42.6

Change from prior period	Increase/(Decrease)
Revenues	11.8	16%
Segment EBDA	9.0	21%

Operating statistics	2019	2018
Bulk transload tonnage (MMtons)	1.0	0.8
Liquids tankage capacity available for service (MMBbl)(a)	9.6	8.2
Liquids utilization %(b)	100%	100%
________

(a)	Includes our share of joint venture capacity.

(b)	The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in both Segment EBDA and revenues:

Three months ended March 31, 2019 versus Three months ended March 31, 2018
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Base Line joint venture	7.3	235%	8.2	234%
North 40 Terminal	2.3	28%	2.4	26%
Vancouver Wharves Terminal	1.6	28%	1.7	9%
Edmonton South Terminal	0.8	8%	1.7	8%
Edmonton Rail Terminal joint venture	(2.4)	(16)%	(2.3)	(13)%
All others (including eliminations)	(0.6)	(20)%	0.1	5%
Total Terminals	9.0	21%	11.8	16%
________
n/a - not applicable

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Segment EBDA in the comparable three month periods ended March 31, 2019 and 2018:

•	increase of $7.3 million (235%) from Base Line joint venture as a result of the new tanks being placed into service throughout 2018;

•	increase of $2.3 million (28%) from North 40 Terminal primarily due to rate increases on re-contracted tank leases;

•	increase of $1.6 million (28%) from Vancouver Wharves Terminal primarily due to higher bulk tonnage;

•	increase of $0.8 million (8%) from Edmonton South primarily due to rate increases on re-contracted tank leases and higher pipeline connection fees; and

•	decrease of $2.4 million (16%) from Edmonton Rail Terminal primarily due to expiration of a third-party rail terminaling contract.

Pipelines Segment

Three Months Ended March 31,	2019	2018
(In millions of Canadian dollars, except operating statistics)
Revenues	16.0	14.4
Operating expenses, except D&A	(5.7)	(7.7)
Other, net and unrealized foreign exchange loss	—	(0.4)
Segment EBDA	10.3	6.3

Change from prior period	Increase/(Decrease)
Revenues	1.6	11%
Segment EBDA	4.0	63%

Operating statistics	2019	2018
Cochin transport volumes (MBbl/d)	89	85

Below are the changes in both Segment EBDA and revenues:

Three months ended March 31, 2019 versus Three months ended March 31, 2018
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Cochin	3.8	75%	1.4	11%
Jet Fuel and other (including eliminations)	0.2	18%	0.2	6%
Total Pipelines	4.0	63%	1.6	11%

The changes in Segment EBDA for our Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA in the comparable three month periods ended March 31, 2019 and 2018:

•
increase of $3.8 million (75%) from Cochin primarily due to a reduction in pipeline integrity expenses and outside services costs in 2019, and higher revenue due to rate increases in the first quarter of 2019.

General and Administrative Expense

Three Months Ended March 31,	2019	2018	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
General and administrative	11.1	8.9	2.2	25%
Certain items(a)	(0.7)	—	(0.7)
General and administrative before certain items	10.4	8.9	1.5	17%
_________

(a)	2019 amount represents costs of strategic initiatives.

The $1.5 million increase in general and administrative before certain items for the first quarter of 2019 when compared with the first quarter of 2018 was primarily driven by increased labor and benefit costs.

Interest Income (Expense), Net

The $1.6 million increase in interest income (expense), net for the first quarter of 2019 when compared with the first quarter of 2018 was driven primarily by interest income in the 2019 period due to deposits made from the Trans Mountain Transaction proceeds into interest bearing cash equivalent accounts.

Income Tax Expense from Continuing Operations

Income tax expense from continuing operations for the three months ended March 31, 2019 was $8.9 million, as compared with $5.9 million for the same period of 2018. The $3.0 million increase in tax expense is primarily due to an increase in pre-tax earnings from continuing operations.

Net Income Attributable to Kinder Morgan Interest

Net income attributable to Kinder Morgan interest represents the allocation of our consolidated net income attributable to the outstanding ownership interests in our consolidated subsidiaries that are owned by Kinder Morgan’s wholly-owned subsidiaries. The decrease in net income attributable to Kinder Morgan interest for the three months ended March 31, 2019 when compared with the respective 2018 period was primarily attributable to no earnings from discontinued operations in 2019.
Liquidity and Capital Resources

Short-term Liquidity

On August 31, 2018, we established a 4-year, $500 million unsecured revolving credit facility (the “2018 Credit Facility”) for working capital purposes. As of March 31, 2019, we had cash and cash equivalents of $46.6 million, and outstanding borrowings of $50 million, with $443.7 million available (net of $6.3 million of outstanding letters of credit), under our 2018 Credit Facility. Outstanding letters of credit include $3.2 million issued on behalf of Trans Mountain for which it has issued a backstop letter of credit to us.

As of March 31, 2019 and December 31, 2018, our principal source of short-term liquidity was our cash from operating activities from our continuing operations, and as needed, our 2018 Credit Facility. We had working capital (defined as current assets less current liabilities) deficits of $27.3 million and $22.9 million as of March 31, 2019 and December 31, 2018, respectively. The change in the working capital deficit from December 31, 2018 was flat.

During the three months ended March 31, 2019, we paid $328.5 million of income taxes primarily attributable to the Trans Mountain Transaction gain that were accrued as of December 31, 2018. Excluding this payment, we generated $43.6 million of cash from operating activities during the three months ended March 31, 2019. The primary investing and financing activities related to our continuing operations are expected to be for capital expenditures and distributions to our voting and preferred shareholders. During the three months ended March 31, 2019, we had cash outflows of $15.1 million for capital expenditures and $26.1 million for combined distributions to voting and preferred shareholders. Also, see ‘‘—Cash Flows — Operating Activities’’ below.

We believe our cash position, remaining borrowing capacity on our 2018 Credit Facility, and our cash flows from operating activities from our continuing operations are adequate to allow us to manage our day-to-day cash requirements, capital expenditures discussed below and other obligations. Our budget contemplates ending the year with a Net Debt-to-Adjusted EBITDA ratio of approximately 1.3 times. However, given the potential for rating agency adjustments for operating lease obligations and other items, this ratio is not necessarily indicative of our debt raising capability at our current rating. See “Results of Operations—Non-GAAP Financial Measures” for more information on Adjusted EBITDA and Net Debt.

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

Our capital expenditures for the three months ended March 31, 2019 for our continuing operations, and the amount that is expected to be spent to sustain and grow our continuing operations for the remainder of 2019 are as follows:

	Three Months Ended March 31, 2019(a)	2019 Remaining	Total 2019
(In millions of Canadian dollars)
Sustaining capital expenditures	2.3	19.8	22.1
Expansion capital expenditures	2.0	30.2	32.2
________

(a)	Three months ended March 31, 2019 amount includes $10.8 million of net reduction in accrued capital expenditures, contractor retainage, capitalized equity financing costs and other.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off balance sheet arrangements other than those included below under “—Contractual Obligations and Commercial Commitments.”

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(in millions of Canadian dollars)
Contractual Obligations:
Leases(a)	935.9	39.1	100.3	97.4	699.1
Pension and postretirement welfare plans(b)	1.9	—	—	0.1	1.8
Total	937.8	39.1	100.3	97.5	700.9
Other commercial commitments:
Standby letters of credit(c)	6.3	2.3	4.0	—	—
Capital expenditures(d)	7.4	7.4	—	—	—
________

(a)	Represents commitments pursuant to the terms of operating lease agreements.

(b)	The payments by period include estimated benefit payments for unfunded plans.

(c)	Includes $3.2 million of Trans Mountain outstanding letters of credit for which it has issued us a backstop letter of credit and $3.1 million of letters for credit for our continuing operations.

(d)
Represents commitments for the purchase of plant, property and equipment as of December 31, 2018 including $2.6 million of our proportional share of commitments through joint ownership of a joint venture.

Cash Flows

The net effects on cash flows related to the Trans Mountain Asset Group are included in the following discussion.

Three Months Ended March 31,	2019	2018(a)
(In millions of Canadian dollars)
Net cash (used in) provided by:
Operating activities	(284.9)	102.4
Investing activities	(53.2)	(176.7)
Financing activities	(3,953.8)	46.6
Change in Cash, Cash Equivalents, and Restricted Deposits held by the Trans Mountain Asset Group	—	32.4
Effect of exchange rate changes on cash, cash equivalents and restricted deposits	(0.1)	(0.6)
Net (decrease) increase in cash, cash equivalents and restricted deposits	(4,292.0)	4.1
________
(a) Amounts include both continuing and discontinued operations.

Operating Activities

Primarily due to changes in working capital balances created from the Trans Mountain Transaction, cash provided by operating activities decreased by $387.3 million (378%) in the three months ended March 31, 2019 compared to the same period in 2018, primarily attributable to:

•
a $354.5 million net decrease in working capital primarily attributable to income tax payments made in 2019 primarily associated with the tax gain on the Trans Mountain Transaction; partially offset by,

•	a $32.8 million decrease in operating cash flow from the combined effects of other non-cash items.

Investing Activities

The $123.5 million net decrease in cash used in the investing activities in the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to:

•	a $158.8 million decrease in capital expenditures primarily due to the discontinued operations; and

•
a $1.8 million decrease in cash used due to lower contributions made to our reclamation trusts compared to the 2018 period, which included a reclamation trust in the Trans Mountain Asset Group; partially offset by,

•	a $37.1 million increase in cash used resulting from payments made in 2019 for the final working capital adjustment associated with the Trans Mountain Transaction.

Financing Activities

The net increase of $4,000.4 million in cash used in financing activities in the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to:

•
a combined $3,977.4 million distribution of the Trans Mountain Transaction proceeds, $2,782.3 million to the Kinder Morgan interest and $1,195.1 million to the Restricted Voting Stockholders in the 2019 period. See Note 2 “Trans Mountain Transaction” for further information regarding this activity;

•	a $50.0 million decrease in net borrowings under our credit facilities in the 2019 period compared with the 2018 period; and

•	a $1.1 million increase in cash dividends paid to preferred shareholders in the 2019 period compared to the 2018 period; partially offset by,

•	a $23.9 million decrease in the quarterly distributions paid to voting shareholders in the 2019 period compared to the 2018 period; and

•	a $4.2 million decrease in cash used associated with a reduction in debt and preferred share issuance costs in the 2019 period compared to the 2018 period.

Equity, Dividends and Distributions

As of both March 31, 2019 and April 25, 2019, we had (i) 34,944,993 and 81,353,820 million of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value, for an aggregate of 116,298,813 million voting shares outstanding; (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively; and (iii) 174,684 of restricted stock awards outstanding.

Return of Capital, Stated Capital Reduction and Share Consolidation

As discussed in Note 2 “Trans Mountain Transaction,” on January 3, 2019, distributions of approximately $1.2 billion were made as a return of capital to holders of our Restricted Voting Shares ($11.40 per Restricted Voting Share) and approximately $2.8 billion to KMI as the indirect holder of our Special Voting Shares (the “Return of Capital”). To facilitate the Return of Capital and provide flexibility for dividends going forward, our voting shareholders also approved (i) a reduction of the stated capital of our Restricted Voting Shares by $1.45 billion (the “Stated Capital Reduction”) and (ii) a “reverse stock split” of our Restricted Voting Shares and Special Voting Shares on a one-for-three basis (three shares consolidating to one share) (the “Share Consolidation”), which occurred on January 4, 2019.

Dividends and Distributions on Restricted Voting Shares and Special Voting Shares

The Limited Partnership currently makes quarterly cash distributions to the Company (as an indirect holder of Class A
Units and Preferred LP Units, through the General Partner) and to Kinder Morgan (as an indirect holder of Class B Units) in accordance with the terms of the Limited Partnership Agreement. Distributions are not guaranteed and are subject to the approval of the General Partner. To the extent distributions are approved, all distributions on the Class A Units and Preferred LP Units are immediately distributed by the General Partner to the Company, which then uses such distributions to pay dividends to the holders of (i) then outstanding Preferred Shares of the Company (currently being Series 1 Preferred Shares and Series 3 Preferred Shares) pursuant to the terms of such Preferred Shares; and (ii) Restricted Voting Shares pursuant to the Company's dividend policy.

Effective January 16, 2019, our board of directors suspended the dividend reinvestment plan for our Restricted Voting Shares, including with respect to the dividend we paid on February 15, 2019.

On April 16, 2019, our board of directors approved a quarterly dividend of $0.1625 per Restricted Voting Share for the three month period ended March 31, 2019 to be paid on May 15, 2019 to shareholders of record on April 30, 2019.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2018 in Item 7A in our 2018 Form 10-K. For more information on our risk management activities, see Item 1, Note 6 “Risk Management and Financial Instruments” to the accompanying consolidated financial statements.

Item 4. Controls and Procedures.

As of March 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 12 “Litigation and Contingencies” to the accompanying consolidated financial statements which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no other material changes to the risk factors disclosed in Part I, Item 1A in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number Description

3.1	*
Articles of Amendment of Kinder Morgan Canada Limited (Share consolidation) (filed as Exhibit 3.4 to Kinder Morgan Canada Limited’s annual report on Form 10-K filed February 19, 2019 and incorporated herein by reference)

3.2	*
 Articles of Amendment of Kinder Morgan Canada GP Inc. (Share consolidation) (filed as Exhibit 3.11 to Kinder Morgan Canada Limited’s annual report on Form 10-K filed February 19, 2019 and incorporated herein by reference)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (ii) our Consolidated Statements of Comprehensive for the three months ended March 31, 2019 and 2018; (iii) our Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; (v) our Consolidated Statements of Equity for three months ended March 31, 2019 and 2018; and (vi) the notes to our Consolidated Financial Statements.

_______
*Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN CANADA LIMITED Registrant

By: /s/ Dax A. Sanders
Dax A. Sanders Chief Financial Officer (principal financial and accounting officer)
Date:	April 26, 2019