Form 10-Q
period 2019-06-30
Kinder Morgan Canada Ltd
filed 2019-07-25
CIK 1714973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☑   Smaller reporting company ☐ Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
As of July 23, 2019, the registrant had 34,944,993 Restricted Voting Shares and 81,353,820 Special Voting Shares outstanding.

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

GLOSSARY

Company Abbreviations
Class A Units	=	the Class A limited partnership units of the Limited Partnership
Class B Units	=	the Class B limited partnership units of the Limited Partnership
Cochin	=	Canadian portion of the U.S. and Canadian Cochin pipeline system
General Partner	=	Kinder Morgan Canada GP Inc.
Jet Fuel	=	Jet Fuel pipeline system
KML	=	Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries
Kinder Morgan or KMI	=	Kinder Morgan, Inc.
Limited Partnership	=	Kinder Morgan Canada Limited Partnership
LP Units	=	collectively, the Class A Units and the Class B Units
Preferred LP Units	=	the preferred limited partnership units of the Limited Partnership
Preferred Shares	=	collectively all outstanding preferred shares in the capital of KML
Puget Sound	=	Puget Sound pipeline system
Restricted Voting Shares	=	the restricted voting shares in the capital of KML
Series 1 Preferred Shares	=	the 12,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 1 in the capital of KML
Series 3 Preferred Shares	=	the 10,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 3 in the capital of KML
Special Voting Shares	=	the special voting shares in the capital of KML
TSX	=	the Toronto Stock Exchange
Trans Mountain Asset Group	=
the assets sold, collectively, Trans Mountain pipeline system, along with its associated Puget Sound, the Trans Mountain Expansion Project, and Kinder Morgan Canada Inc., the Canadian employer of the staff that operates those businesses

Trans Mountain	=	Trans Mountain Pipeline ULC

Common Industry and Other Terms
/d	=	per day
Adjusted EBITDA	=	adjusted earnings before interest expense, taxes, depreciation and amortization
D&A	=	depreciation and amortization
DCF	=	distributable cash flow
EBDA	=	earnings before depreciation and amortization expenses
FASB	=	Financial Accounting Standards Board
GAAP or U.S. GAAP	=	United States Generally Accepted Accounting Principles
MBbl	=	thousand barrels
MMBbl	=	million barrels
MMtons	=	million metric tonnes
ROU	=	right of use
U.S.	=	United States of America

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF INCOME (In millions of Canadian dollars, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (Note 2)	2019	2018 (Note 2)
Revenues
Services	89.5	80.4	175.9	153.6
Services-affiliate	15.4	15.3	31.0	30.7
Total Revenues	104.9	95.7	206.9	184.3

Operating Costs, Expenses and Other
Operations and maintenance	40.0	39.5	77.8	77.6
Depreciation and amortization	22.0	20.3	43.8	40.0
General and administrative	9.3	10.6	20.4	19.5
Taxes, other than income taxes	2.3	1.4	4.6	2.6
Other expense (income), net	0.2	(8.5)	0.2	(8.4)
Total Operating Costs, Expenses and Other	73.8	63.3	146.8	131.3

Operating Income	31.1	32.4	60.1	53.0

Other Income (Expense)
Interest (expense) income, net	(0.6)	0.4	0.6	—
Foreign exchange (loss) gain	(0.1)	0.5	(0.2)	0.2
Other, net	0.1	—	0.2	—
Total Other Income (Expense)	(0.6)	0.9	0.6	0.2

Income from Continuing Operations Before Income Taxes	30.5	33.3	60.7	53.2

Income Tax Expense	(8.9)	(9.8)	(17.8)	(15.7)

Income from Continuing Operations	21.6	23.5	42.9	37.5

Income (loss) from Discontinued Operations, Net of Tax(Note 2)	—	(9.8)	—	20.6

Net Income	21.6	13.7	42.9	58.1

Preferred share dividends	(7.2)	(7.2)	(14.4)	(14.4)

Net Income Attributable to Kinder Morgan Interest	(10.0)	(4.7)	(19.9)	(31.1)

Net Income Available to Restricted Voting Shareholders	4.4	1.8	8.6	12.6

Restricted Voting Shares(Note 4)
Basic and Diluted Earnings Per Restricted Voting Share from Continuing Operations	0.12	0.13	0.24	0.18
Basic and Diluted Earnings (Loss) Per Restricted Voting Share from Discontinued Operations	—	(0.08)	—	0.18

Basic and Diluted Weighted Average Restricted Voting Shares Outstanding	34.9	34.6	34.9	34.6

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of Canadian dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	21.6	13.7	42.9	58.1
Other comprehensive income
Benefit plans	—	0.4	—	1.1
Foreign currency translation adjustments	—	1.1	—	2.3
Total other comprehensive income	—	1.5	—	3.4
Comprehensive income	21.6	15.2	42.9	61.5
Comprehensive income attributable to Kinder Morgan interest	(10.0)	(5.7)	(19.9)	(33.4)
Comprehensive income attributable to Kinder Morgan Canada Limited	11.6	9.5	23.0	28.1

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED CONSOLIDATED BALANCE SHEETS (In millions of Canadian dollars, except share and per share amounts) (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	32.8	4,338.1
Accounts receivable	31.2	26.2
Prepayments	19.8	3.5
Inventories	7.8	7.5
Other current assets	1.4	2.4
Total current assets	93.0	4,377.7

Property, plant and equipment, net	957.9	981.3
ROU assets	509.3	—
Deferred charges and other assets	9.8	10.6
Total Assets	1,570.0	5,369.6

LIABILITIES AND EQUITY
Current liabilities
Credit facility	35.0	—
Accounts payable	39.9	49.4
Distribution payable	—	1,195.1
Distribution payable-affiliate	—	2,782.3
Accrued taxes	1.8	310.6
Current lease liabilities	16.9	—
Current contract liabilities	15.2	12.8
Other current liabilities	9.3	50.4
Total current liabilities	118.1	4,400.6

Long-term liabilities and deferred credits
Deferred income taxes	1.9	0.1
Lease liabilities	492.4	—
Contract liabilities	54.8	67.5
Other deferred credits	18.7	8.9
Total long-term liabilities and deferred credits	567.8	76.5
Total Liabilities	685.9	4,477.1

Commitments and contingencies(Notes 3, 11, and 12)

Equity
Preferred share capital, 12,000,000 shares of Series 1 and 10,000,000 shares of Series 3, issued and outstanding	537.3	537.2
Restricted Voting Share capital, 34,944,993 Restricted Voting Shares issued and outstanding	278.9	278.1
Retained deficit	(168.6)	(165.8)
Total Kinder Morgan Canada Limited equity	647.6	649.5
Kinder Morgan interest, 81,353,820 Special Voting Shares issued and outstanding	236.5	243.0
Total Equity	884.1	892.5
Total Liabilities and Equity	1,570.0	5,369.6

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of Canadian dollars)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	42.9	58.1
Non-cash items:
Depreciation and amortization	43.8	75.0
Deferred income taxes	1.8	(8.2)
Capitalized equity financing costs	—	(25.1)
Unrealized foreign exchange loss (gain)	0.1	(0.7)
Write-off of unamortized debt issuance cost	—	60.5
Other non-cash items	1.1	0.6
Change in operating assets and liabilities(Note 10)	(336.4)	30.1
Cash (used in) provided by operating activities(Note 2)	(246.7)	190.3

Investing Activities
Capital expenditures	(25.0)	(349.1)
Contributions to trusts	(1.6)	(7.0)
Sales of property, plant and equipment, net of removal costs	—	16.1
Working capital settlement on the Trans Mountain Transaction(Note 2)	(37.1)	—
Cash used in investing activities(Note 2)	(63.7)	(340.0)

Financing Activities
Issuances of debt	101.0	347.2
Repayments of debt	(66.0)	(100.1)
Distributions - Restricted Voting Shareholders - Return of Capital	(1,195.1)	—
Dividends - Restricted Voting Shareholders	(11.4)	(22.9)
Dividends - Preferred Shares	(14.4)	(13.3)
Distributions - Kinder Morgan interest - Return of Capital	(2,782.3)	—
Distributions - Kinder Morgan interest	(26.4)	(62.0)
Debt and Preferred Shares issuance costs	(0.6)	(9.2)
Cash (used in) provided by financing activities	(3,995.2)	139.7

Change in Cash, Cash Equivalents, and Restricted Deposits held by the Trans Mountain Asset Group	—	(37.8)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	(0.1)	(1.3)

Net decrease in Cash, Cash Equivalents and Restricted Deposits	(4,305.7)	(49.1)
Cash, Cash Equivalents and Restricted Deposits, beginning of period(Note 10)	4,338.6	111.2
Cash, Cash Equivalents and Restricted Deposits, end of period(Note 10)	32.9	62.1

Supplemental Disclosures of Cash Flow Information
Cash received during the period for interest (net of capitalized interest)	3.8	—
Cash paid during the period for income taxes	338.9	9.2
Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized(Note 11)	526.9
Increase in property, plant and equipment from both accruals and contractor retainage		70.9
Increase in property, plant and equipment due to foreign currency translation adjustments	—	1.9
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred share capital	Restricted Voting Share capital	Retained deficit	Kinder Morgan interest	Total
Balance at March 31, 2019	22.0	34.9	81.4	537.2	278.5	(167.3)	239.7	888.1
Net income						11.6	10.0	21.6
Preferred share dividend						(7.2)		(7.2)
Restricted voting share dividends						(5.7)		(5.7)
Special voting share distributions							(13.2)	(13.2)
Share-based compensation					0.4			0.4
Other				0.1				0.1
Balance at June 30, 2019	22.0	34.9	81.4	537.3	278.9	(168.6)	236.5	884.1

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred share capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at March 31, 2018	22.0	34.6	81.2	537.2	1,713.6	(775.0)	(8.2)	2,168.7	3,636.3
Net income						9.0		4.7	13.7
Preferred share dividend						(7.2)			(7.2)
Restricted voting share dividends						(17.0)			(17.0)
Special voting share distributions								(40.9)	(40.9)
Dividend/Distribution reinvestment plan		0.1	0.2		5.9			9.9	15.8
Share-based compensation					1.3				1.3
Other					(0.5)			0.5	—
Other comprehensive income							0.5	1.0	1.5
Balance at June 30, 2018	22.0	34.7	81.4	537.2	1,720.3	(790.2)	(7.7)	2,143.9	3,603.5

KINDER MORGAN CANADA LIMITED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred Shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred Share capital	Restricted Voting Share capital	Retained deficit	Kinder Morgan interest	Total
Balance at December 31, 2018	22.0	34.9	81.4	537.2	278.1	(165.8)	243.0	892.5
Net income						23.0	19.9	42.9
Preferred share dividend						(14.4)		(14.4)
Restricted voting share dividends						(11.4)		(11.4)
Special voting share distributions							(26.4)	(26.4)
Share-based compensation					0.8			0.8
Other				0.1				0.1
Balance at June 30, 2019	22.0	34.9	81.4	537.3	278.9	(168.6)	236.5	884.1

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred Shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred Share capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at December 31, 2017	22.0	34.5	81.0	537.2	1,707.5	(770.0)	(8.8)	2,171.7	3,637.6
Net income						27.0		31.1	58.1
Preferred share dividend						(13.3)			(13.3)
Restricted voting share dividends						(33.9)			(33.9)
Special voting share distributions								(81.8)	(81.8)
Dividend/Distribution reinvestment plan		0.2	0.4		11.0			19.8	30.8
Share-based compensation					2.6				2.6
Other					(0.8)			0.8	—
Other comprehensive income							1.1	2.3	3.4
Balance at June 30, 2018	22.0	34.7	81.4	537.2	1,720.3	(790.2)	(7.7)	2,143.9	3,603.5

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

We have prepared the accompanying unaudited consolidated financial statements in accordance with the accounting principles contained in the FASB Accounting Standards Codification, the single source of U.S. GAAP and referred to in this report as (the “Codification.”) U.S. GAAP are generally accepted accounting principles that the Securities Exchange Commission has identified as having substantial authoritative support, as supplemented by Regulation S-X under the Exchange Act, as amended from time to time. In compliance with such rules and regulations, all significant intercompany items have been eliminated in consolidation.

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

2. Trans Mountain Transaction

On August 31, 2018, we closed on the sale of the Trans Mountain Asset Group, which was indirectly acquired by the Government of Canada, through Trans Mountain Corporation (a subsidiary of the Canada Development Investment Corporation) for cash consideration of approximately $4.43 billion, which is the contractual purchase price of $4.5 billion net of a preliminary working capital adjustment (the “Trans Mountain Transaction”). Additionally, in February 2019, we paid the remaining $37.0 million of working capital adjustments that were accrued as of December 31, 2018.

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

The underlying assets in the Trans Mountain Asset Group were primarily within our Pipelines business segment, and the operating results for the Trans Mountain Asset Group are included in “Income (Loss) from Discontinued Operations, Net of Tax” in the accompanying consolidated statements of income for the three and six months ended June 30, 2018 and its major income and expense line items were as follows:

	Three Months	Six Months
	Ended June 30, 2018
(In millions of Canadian dollars)
Revenues	82.3	157.9
Depreciation and amortization	(17.9)	(35.0)
Operating expenses	(33.8)	(62.3)
Other income and interest, net	(45.2)	(34.2)
Income (loss) from Discontinued Operations before income taxes	(14.6)	26.4
Income tax benefit (expense)	4.8	(5.8)
Income (loss) from Discontinued Operations, Net of Tax	(9.8)	20.6

Our net cash flows from operating and investing activities from the Trans Mountain Asset Group included in the accompanying consolidated statement of cash flows were as follows:

Six Months Ended June 30, 2018
(Net cash provided by (used in) in millions of Canadian dollars)
Operating activities	113.0
Investing activities	(322.2)

3. Debt

Credit Facility

As of June 30, 2019, we had $35.0 million of outstanding borrowings under our 4-year $500.0 million unsecured revolving credit facility due August 31, 2022 (“2018 Credit Facility”), with $458.7 million available under the 2018 Credit Facility, after further reducing the $500.0 million capacity for $6.3 million in letters of credit, which includes approximately $3.2 million issued on behalf of Trans Mountain, for which it has issued a backstop letter of credit to us. As of June 30, 2019, the weighted average interest rate on our 2018 Credit Facility borrowings was 3.41% and we were in compliance with all required covenants. As of December 31, 2018, we had no borrowings under the 2018 Credit Facility.

4. Equity

As of June 30, 2019, we had (i) 34.9 million and 81.4 million of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value, for an aggregate of 116.3 million voting shares outstanding; (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively; and (iii) 0.2 million of restricted share unit (“RSU”) awards outstanding. On July 17, 2019, we announced that our board of directors approved a normal course issuer bid (the “NCIB”) to repurchase up to 1,999,902 Restricted Voting Shares during the 12-month period, which commenced on July 22, 2019 and will end July 21, 2020. All repurchases under the NCIB will be on the open market primarily through the facilities of the TSX and/or alternative Canadian trading systems at the market price at the time of acquisition, subject to daily limits and compliance with applicable rules of the TSX and Canadian securities laws.  All Restricted Voting Shares repurchased under the NCIB will be cancelled.

Preferred Share Dividends

The following table provides information regarding dividends declared and paid, or to be paid, as applicable, on our Preferred Shares during the six months ended June 30, 2019.

Period	Series 1 quarterly dividend per share for the period	Series 3 quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash
(In millions of Canadian dollars, except per share amounts)
November 15, 2018 to February 14, 2019	0.328125	0.325	January 15, 2019	January 31, 2019	February 15, 2019	7.2
February 15, 2019 to May 14, 2019	0.328125	0.325	April 16, 2019	April 30, 2019	May 15, 2019	7.2
May 15, 2019 to August 14, 2019	0.328125	0.325	July 16, 2019	July 31, 2019	August 15, 2019

Restricted Voting Share Dividends

The following table provides information regarding dividends declared and paid, or to be paid, as applicable, on our Restricted Voting Shares during the six months ended June 30, 2019.

For the three month period ended	Dividend rate per share	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash
(In millions of Canadian dollars, except per share amounts)
December 31, 2018	0.1625	January 15, 2019	January 31, 2019	February 15, 2019	5.7
March 31, 2019	0.1625	April 16, 2019	April 30, 2019	May 15, 2019	5.7
June 30, 2019	0.1625	July 16, 2019	July 31, 2019	August 15, 2019

Effective January 16, 2019, our board of directors suspended the dividend reinvestment plan for our Restricted Voting Shares, including with respect to the dividend we paid on February 15, 2019.

Kinder Morgan Interest Distributions

The following table provides information regarding distributions declared and paid, or to be paid, as applicable, to Kinder Morgan during the six months ended June 30, 2019.

For the three month period ended	Dividend rate per share	Date of declaration	Date of distribution	Total amount of distribution paid in cash
(In millions of Canadian dollars, except per share amounts)
December 31, 2018	0.1625	January 15, 2019	February 15, 2019	13.2
March 31, 2019	0.1625	April 16, 2019	May 15, 2019	13.2
June 30, 2019	0.1625	July 16, 2019	August 15, 2019

Earnings per Restricted Voting Share

We calculate earnings per share from continuing and discontinued operations using the two-class method. Earnings were allocated to Restricted Voting Shares and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings. Our unvested RSU awards, which may be settled in Restricted Voting Shares issued to employees and non-employee directors and include dividend equivalent payments, do not participate in excess distributions over earnings.

The following tables set forth the allocation of income from continuing and discontinued operations available to shareholders of Restricted Voting Shares and participating securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except per share amounts)
Income from Continuing Operations Available to Restricted Voting Shareholders	4.4	4.7	8.6	6.5
Participating securities:
Less: Income from Continuing Operations allocated to RSU awards(a)	(0.1)	(0.1)	(0.2)	(0.2)
Income from Continuing Operations Allocated to Restricted Voting Shareholders	4.3	4.6	8.4	6.3

Basic Weighted Average Restricted Voting Shares Outstanding	34.9	34.6	34.9	34.6
Basic Earnings Per Restricted Voting Share from Continuing Operations	0.12	0.13	0.24	0.18

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
(In millions of Canadian dollars, except per share amounts)
(Loss) Income from Discontinued Operations Available to Restricted Voting Shareholders	(2.8)	6.2
Participating securities:
Less: Income from Discontinued Operations allocated to RSU awards	—	—
(Loss) Income from Discontinued Operations Allocated to Restricted Voting Shareholders	(2.8)	6.2

Basic Weighted Average Restricted Voting Shares Outstanding	34.6	34.6
Basic (loss) earnings Per Restricted Voting Share from Discontinued Operations	(0.08)	0.18
_______

(a)	As of June 30, 2019, there were approximately 0.2 million unvested RSU awards.

For the three and six months ended June 30, 2019, the weighted average maximum number of potential Restricted Voting Share equivalents of 0.2 million of unvested RSU awards are antidilutive and, accordingly, are excluded from the determination of diluted earnings per Restricted Voting Share.

5. Transactions with Related Parties

Affiliate Activities

The following table summarizes our related-party income statement activity. Revenues, operating costs and capitalized costs are under normal trade terms.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions of Canadian dollars)
Revenues-Services-affiliate(a)	15.4	15.3	31.0	30.7
Operations and maintenance and general and administrative expenses	4.9	2.0	7.5	3.3
_________

(a)	Amounts represent sales to a customer who is a related-party through joint ownership of a joint-venture.

Affiliate Balances

Accounts receivable-affiliate and accounts payable-affiliate are non-interest bearing and are settled on demand and generally settled monthly. The following table summarizes our affiliate balances:

	June 30,	December 31,
	2019	2018
(In millions of Canadian dollars)
Accounts receivable(a)	4.3	0.2
Contract accounts receivable(b)	—	0.7
Prepayment(c)	0.1	—
Accounts payable(d)	0.9	4.7
Contract liabilities(e)	0.1	—
________

(a)	Included in “Accounts receivable” on our accompanying consolidated balance sheets.

(b)	Included in “Other current assets” on our accompanying consolidated balance sheets.

(c)	Included in “Prepayments” on our accompanying consolidated balance sheets.

(d)	Included in “Accounts payable” on our accompanying consolidated balance sheets.

(e)	Included in “Current contract liabilities” on our accompanying consolidated balance sheets.

6.  Risk Management and Financial Instruments

 Credit risk

We are exposed to credit risk, which is the risk that a customer or other counterparty will fail to perform an obligation or settle a liability, resulting in a financial loss to our business, which is primarily concentrated in the crude oil and refined products transportation industry and is dependent upon the ability of our customers to pay for these services. A majority of our customers operate in the oil and gas exploration and development, or energy marketing or transportation industries. We may be exposed to long-term downturns in energy commodity prices, including the price for crude oil, or other credit events impacting these industries. We limit our exposure to credit risk by requiring shippers who fail to maintain specified credit ratings or a suitable financial position to provide acceptable security, generally in the form of guarantees from credit worthy parties or letters of credit from well rated financial institutions. Our cash and cash equivalents are held with major financial institutions, minimizing the risk of non-performance by counterparties.

Interest Rate Risk

We are exposed to interest rate risk attributed to floating rate debt, which is used to finance capital expansion projects, and general corporate operations. The changes in interest rates may impact future cash flows and the fair value of our financial instruments.

Foreign Currency Transactions and Translation

Foreign currency transaction gains or losses result from a change in exchange rates between the functional currency of an entity and the currency in which a transaction is denominated. Unrealized and realized gains and losses generated from these transactions are recorded in “Foreign exchange (loss) gain” on the accompanying consolidated statements of income and include:

•
Our continuing operations unrealized foreign exchange (losses) and gains for the three and six months ended June 30, 2019 were zero and $(0.1) million, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively, due to changes in exchange rates between the Canadian dollar and the U.S. dollar on U.S. dollar denominated balances. These currency exchange rate fluctuations affect the expected Canadian dollar cash flows on unsettled U.S. dollar denominated transactions, primarily related to cash bank accounts that are denominated in U.S. dollars and affiliate receivables or payables that are denominated in U.S. dollars.

•
Cochin earns its revenues in U.S. dollars. Therefore, fluctuations in the U.S. dollar to Canadian dollar exchange rate can affect the earnings contributed by Cochin to our overall results. Our continuing operations had realized foreign exchange losses of $(0.1) million for both the three and six months ended June 30, 2019, and zero and $(0.8) million for the three and six months ended June 30, 2018, respectively.

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

7.  Revenue Recognition

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Pipelines	Terminals	Total	Pipelines	Terminals	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	15.0	74.6	89.6	28.6	138.0	166.6
Fee-based services	0.5	8.1	8.6	1.1	26.6	27.7
Total revenue from contracts with customers	15.5	82.7	98.2	29.7	164.6	194.3
Other revenues(b)	1.7	5.0	6.7	3.5	9.1	12.6
Total revenues	17.2	87.7	104.9	33.2	173.7	206.9

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Pipelines	Terminals	Total	Pipelines	Terminals	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	13.1	63.4	76.5	25.8	118.0	143.8
Fee-based services	0.3	14.1	14.4	0.3	30.6	30.9
Total revenue from contracts with customers	13.4	77.5	90.9	26.1	148.6	174.7
Other revenues(b)	1.8	3.0	4.8	3.5	6.1	9.6
Total revenues	15.2	80.5	95.7	29.6	154.7	184.3
______
(a) Includes non-cancellable firm service customer contracts with take-or-pay or minimum volume commitment elements, including those contracts where both the price and quantity amount are fixed. In these arrangements, the customer is obligated to pay for the rendered service whether or not the customer chooses to utilize the service. Excludes service contracts with index-based pricing, which along with revenues from other contracts are reported as Fee-based services.
(b) Amounts recognized as revenue under guidance prescribed in Topics of the Accounting Standards Codification other than in Topic 606 and primarily include leases and regulatory-based adjustments. See Note 11 for additional information related to our lessor contracts.

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections.

The following table presents the activity in our contract assets and liabilities:

Six Months Ended June 30,
2019
(In millions of Canadian dollars)
Contract Assets(a)
Balance at December 31, 2018	1.6
Additions	2.3
Reductions	(1.0)
Transfer to accounts receivable	(2.0)
Balance at June 30, 2019	0.9

Contract Liabilities
Balance at December 31, 2018(b)	80.3
Additions	63.5
Reductions	(8.6)
Transfer to revenues	(65.2)
Balance at June 30, 2019(c)	70.0
_________

(a)	Represents current balances reported within “Other current assets” in the accompanying consolidated balance sheets.

(b)	Includes current and non-current balances of $12.8 million and $67.5 million, respectively.

(c)	Includes current and non-current balances of $15.2 million and $54.8 million, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of June 30, 2019 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions of Canadian dollars)
Six months ended December 31, 2019	158.4
2020	273.0
2021	227.2
2022	200.1
2023	189.3
Thereafter	528.2
Total	1,576.2
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

8.  Reportable Segments

We evaluate the performance of our reportable business segments by evaluating our Segment earnings before depreciation and amortization expenses (“Segment EBDA”). Results from discontinued operations are summarized within “Income (loss) from Discontinued Operations, Net of Tax” in the table below, see Note 2. Financial information by segment for continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions of Canadian dollars)
Revenues
Terminals	87.7	80.5	173.7	154.7
Pipelines	17.2	15.2	33.2	29.6
Total consolidated revenues	104.9	95.7	206.9	184.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions of Canadian dollars)
Segment EBDA(a)
Terminals	51.1	53.6	102.7	96.2
Pipelines	11.3	10.2	21.6	16.5
Total Segment EBDA	62.4	63.8	124.3	112.7
D&A	(22.0)	(20.3)	(43.8)	(40.0)
General and administrative	(9.3)	(10.6)	(20.4)	(19.5)
Interest (expense) income, net	(0.6)	0.4	0.6	—
Income tax expense	(8.9)	(9.8)	(17.8)	(15.7)
Income from Continuing Operations	21.6	23.5	42.9	37.5
Income (loss) from Discontinued Operations, Net of Tax	—	(9.8)	—	20.6
Net Income	21.6	13.7	42.9	58.1

	June 30, 2019	December 31, 2018
(In millions of Canadian dollars)
Assets
Terminals	1,373.2	974.2
Pipelines(b)	196.8	4,395.4
Total consolidated assets	1,570.0	5,369.6
_______

(a)	Includes revenues less operations and maintenance expense, taxes, other than income taxes, other expense (income), net, foreign exchange (loss) gain, and other, net.

(b)
December 31, 2018 amount includes approximately $3,977.4 million of cash distributed to shareholders as a Return of Capital on January 3, 2019 and approximately $307.6 million of cash to pay accrued income taxes related to the gain on the Trans Mountain Transaction.

9.  Income Taxes

Income tax expense applicable to continuing operations included in our accompanying consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except percentages)
Income tax expense applicable to continuing operations	8.9	9.8	17.8	15.7
Effective tax rate	29.2%	29.4%	29.3%	29.5%

The effective tax rates for the three and six months ended June 30, 2019 and 2018 were higher than the statutory federal rate of 15.0% primarily due to provincial income taxes and the tax impact of non-deductible inter-corporate charges.

As a result of our IPO and subsequent revaluation (or rebalancing) of our investment in the Limited Partnership, our tax basis exceeds our accounting basis in our investment in the Limited Partnership by approximately $1.0 billion. This excess tax basis results in a deferred tax asset of approximately $120.4 million as of June 30, 2019. A full valuation allowance was recorded against this deferred tax asset as we determined it was more likely than not to not be realized.

Income Taxes on Discontinued Operations

Income tax benefit (expense) in respect of our discontinued operations includes income tax benefit (expense) on the Trans Mountain Asset Group earnings. Our effective tax rate on loss from discontinued operations was 32.9% for the three months ended June 30, 2018. The effective tax rate on our loss from discontinued operations is higher than the statutory federal rate of 15.0% primarily due to (i) provincial income taxes, and (ii) U.S. earnings from Puget Sound which are not subject to Canadian income taxes to the extent of the ownership interest that was attributed to Kinder Morgan.

Our effective tax rate on income from discontinued operations was 22.0% for the six months ended June 30, 2018.  The effective tax rate on our income from discontinued operations is higher than the statutory federal rate of 15.0% primarily due to provincial income taxes, partially offset by U.S. earnings from Puget Sound which are not subject to Canadian income taxes to the extent of the ownership interest that was attributed to Kinder Morgan. For more information regarding our discontinued operations, see Note 2.

10.  Additional Consolidated Statements of Cash Flows Information

The following amounts include changes for the Trans Mountain Asset Group’s operating assets and liabilities, see Note 2.

	Six Months Ended June 30,
	2019	2018
(In millions of Canadian dollars)	Cash (used in) provided by
Accounts receivable	1.5	2.3
Prepayments	(16.3)	(19.4)
Inventories	(0.3)	(0.5)
Other current assets	0.6	1.2
Deferred charges and other assets	2.4	(5.0)
Accounts payable	(11.0)	(23.9)
Accrued taxes	(308.7)	24.1
Other current liabilities	(4.6)	6.4
Other deferred credits	—	44.9
Change in Operating Assets and Liabilities	(336.4)	30.1

Additional cash, cash equivalent and restricted deposits information.

	Six Months Ended June 30,
	2019	2018
(In millions of Canadian dollars)
Cash and Cash Equivalents, beginning of period	4,338.1	110.7
Restricted Deposits, beginning of period	0.5	0.5
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	4,338.6	111.2

Cash and Cash Equivalents, end of period	32.8	61.6
Restricted Deposits, end of period	0.1	0.5
Cash, Cash Equivalents, and Restricted Deposits, end of period	32.9	62.1

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

Lessee

We lease property including corporate and field offices and facilities, vehicles, heavy work equipment, tanks and pipe racks, and land. Our leases have remaining lease terms of one to 25 years, some of which have options to extend or terminate the lease. We determine if an arrangement is a lease at inception. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. Leases with variable rate adjustments, such as Consumer Price Index (“CPI”) adjustments, were reflected based on contractual lease payments as outlined within the lease agreement and not adjusted for any CPI increases or decreases. For the majority of our operating leases, we use our contracted rate of return of 7.0% based on lease term information available at the commencement date of the lease in determining the present value of lease payments. We have real estate lease agreements with lease and non-lease components which are accounted for separately, while for the remainder of our agreements we have elected the practical expedient to account for lease and non-lease components as a single lease component. Leases that were grandfathered under various portions of Topic 842, such as land easements, are reassessed when agreements are modified.

Following are components of our lease cost:

Six Months Ended June 30, 2019
(In millions of Canadian dollars)
Operating leases	28.9
Short-term and variable leases	0.4
Total lease cost	29.3

Other information related to our operating leases are as follows:

Six Months Ended June 30, 2019
(In millions of Canadian dollars, except lease term and discount rate)
Operating cash flows from operating leases	(29.3)
ROU assets obtained in exchange for operating lease obligations	8.8
Amortization of ROU assets	17.6

Weighted average remaining lease term	18.98 years
Weighted average discount rate	6.89%

Operating lease liabilities under non-cancellable leases (excluding short-term leases) are as follows:

	June 30, 2019	December 31, 2018(a)
(In millions of Canadian dollars)
2019 (six months ended December 31, 2019)	26.5
2019		52.3
2020	51.7	50.4
2021	50.9	49.6
2022	50.8	49.5
2023	49.0	47.6
Thereafter	706.8	699.1
Total Lease Payments	935.7	948.5
Less: Interest	(426.4)
Present Value of future minimum operating lease payments	509.3
_______

(a)
Amounts have been revised from the previously reported in our 2018 Form 10-K for the December 31, 2018 future gross minimum rental commitments under our operating lease obligations to correct amounts previously reported to include an additional $656.0 million of undiscounted future lease payments, primarily in the “Thereafter” amount, associated with the 2018 extension of the Edmonton South lease through December 2038.

Short-term lease costs are not material to us and are anticipated to be similar to the current year short-term lease obligations outlined in this disclosure.

Lessor

Our assets that we lease to others under operating leases consists primarily of specific facilities at which one customer obtains substantially all of the economic benefit from the asset and has the right to direct the use of that asset. These leases primarily consist of storage and pipeline facilities. Our leases have remaining lease terms of one to 25 years, some of which have options to extend the lease for up to an additional 15 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.

Lease income for the three and six months ended June 30, 2019 totaled $5.1 million and $9.2 million, respectively, including variable lease payments that are excluded from the following disclosure as the amounts cannot be reasonably estimated for future periods.

Future minimum operating lease payments to be received based on contractual agreements are as follows:

June 30, 2019
(In millions of Canadian dollars)
2019 (six months ended December 31, 2019)	8.1
2020	15.2
2021	7.5
2022	7.6
2023	7.8
Thereafter	105.5
Total	151.7

Options for a lessee to renew the agreement are not included as part of future minimum operating lease revenues. We elected the practical expedient available to us to not separate lease and non-lease components under these agreements. Any modification of a lease will result in a reevaluation of the lease classification.

12.  Litigation and Contingencies

Legal Proceedings

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations, cash flows, or dividends to our shareholders. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of June 30, 2019 and December 31, 2018.

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters to which we and our subsidiaries are a party will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of both June 30, 2019 and December 31, 2018, we had $0.1 million accrued for our outstanding environmental matters.

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

Recent Developments

2019 Outlook

We are on track to meet our 2019 budget, which contemplates declaring a dividend of $0.65 (annualized) per Restricted Voting Share, generating Adjusted EBITDA of $213 million and generating DCF from continuing operations of approximately $109 million, representing DCF per Restricted Voting Share of $0.90. We also plan to invest approximately $35 million in expansion projects (versus $32 million contemplated in the budget), and, consistent with the budget, to end the year with a Net Debt-to-Adjusted EBITDA ratio of approximately 1.3 times (treating 50% of our preferred equity as debt).

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

Trans Mountain Transaction

On August 31, 2018, we closed on the sale of the Trans Mountain Asset Group, which was indirectly acquired by the Government of Canada through Trans Mountain Corporation (a subsidiary of the Canada Development Investment Corporation) for cash consideration of approximately $4.43 billion, which is the contractual purchase price of $4.5 billion net of a preliminary working capital adjustment (the “Trans Mountain Transaction”). Additionally, in February 2019, we paid the remaining $37.0 million of working capital adjustments that were accrued as of December 31, 2018. The underlying assets in the Trans Mountain Asset Group were primarily within our Pipelines business segment and the operating results for the Trans Mountain Asset Group are presented as “Income (loss) from Discontinued Operations, Net of Tax” in the accompanying consolidated statements of income and the following “—Results of Operations” for the 2018 periods.

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

Review of Strategic Alternatives

Following the Trans Mountain sale, we announced that we would undertake a strategic review of the company to determine a course of action that maximizes value to all our shareholders.  The options evaluated included, among others, continuing to operate as a standalone enterprise, a disposition by sale, and a strategic combination with another company.

After a multi-month process that involved rigorous analysis of a variety of potential alternatives, our board of directors determined that the current best course of action for the Company and its shareholders is for KML to remain a stand-alone public entity.  This determination was made taking into account and consistent with the recommendation of a special committee of independent KML directors not affiliated with Kinder Morgan. The special committee retained independent financial and legal advisors. Our strategic infrastructure operations across western Canada are underpinned by multi-year take-or-pay contracts with high quality customers and stable cash flows, and our energy transportation and storage assets are central to the energy infrastructure of Western Canada.

Terminals Matters

All material permits have been secured and construction activities have begun on the distillate storage expansion project at our Vancouver Wharves terminal in North Vancouver, British Columbia. The approximately $43 million capital project, which calls for the construction of two new distillate tanks with combined storage capacity of 200,000 barrels and enhancements to the railcar unloading capabilities, is supported by a 20-year initial term, take-or-pay contract with an affiliate of a large, international integrated energy company. The project is expected to be placed in service late first quarter of 2021.

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
The earnings (losses) prior to the closing of the Trans Mountain Transaction on August 31, 2018 from the Trans Mountain Asset Group are presented as earnings (losses) from discontinued operations for the 2018 periods.

Consolidated Earnings Results

Three Months Ended June 30,	2019	2018	Earnings increase/(decrease)
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Terminals	51.1	53.6	(2.5)	(5)%
Pipelines	11.3	10.2	1.1	11%
Total Segment EBDA(b)	62.4	63.8	(1.4)	(2)%
D&A	(22.0)	(20.3)	(1.7)	(8)%
General and administrative(c)	(9.3)	(10.6)	1.3	12%
Interest (expense) income, net	(0.6)	0.4	(1.0)	250%
Income from continuing operations before income taxes	30.5	33.3	(2.8)	(8)%
Income tax expense	(8.9)	(9.8)	0.9	9%
Income from continuing operations	21.6	23.5	(1.9)	(8)%
Income (loss) from discontinued operations, net of tax(d)	—	(9.8)	9.8	(100)%
Net income	21.6	13.7	7.9	58%
Preferred share dividends	(7.2)	(7.2)	—	—%
Net income attributable to Kinder Morgan interest	(10.0)	(4.7)	(5.3)	(113)%
Net income available to Restricted Voting Shareholders	4.4	1.8	2.6	144%

Six Months Ended June 30,	2019	2018	Earnings increase/(decrease)
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Terminals	102.7	96.2	6.5	7%
Pipelines	21.6	16.5	5.1	31%
Total Segment EBDA(b)	124.3	112.7	11.6	10%
D&A	(43.8)	(40.0)	(3.8)	(10)%
General and administrative(c)	(20.4)	(19.5)	(0.9)	(5)%
Interest income, net	0.6	—	0.6	n/a
Income from continuing operations before income taxes	60.7	53.2	7.5	14%
Income tax expense	(17.8)	(15.7)	(2.1)	(13)%
Income from continuing operations	42.9	37.5	5.4	14%
Income (loss) from discontinued operations, net of tax(d)	—	20.6	(20.6)	(100)%
Net income	42.9	58.1	(15.2)	(26)%
Preferred share dividends	(14.4)	(14.4)	—	—%
Net income attributable to Kinder Morgan interest	(19.9)	(31.1)	11.2	36%
Net income available to Restricted Voting Shareholders	8.6	12.6	(4.0)	(32)%
_________
n/a - not applicable

(a)
Represents Segment EBDA from continuing operations. Includes revenues less operations and maintenance expense, taxes, other than income taxes, other expense (income), net, foreign exchange (loss) gain, and other, net.

(b)	Three and six month 2018 amounts include increases in earnings of $9.0 million, related to the certain items described in footnote (a) to the “—Segment Earnings Results—Terminals Segment” table below.

(c)
General and administrative expenses for the three and six months ended June 30, 2019 includes increases to expense of $0.2 million and $0.9 million, respectively, and the three and six months ended June 30, 2018 includes increases to expense of $3.0 million for certain items described in footnote (a) to the “Segment Earnings Results—General and Administrative Expense” table below.

(d)	See Note 2 “Trans Mountain Transaction” to the accompanying consolidated financial statements.

Three Months Ended June 30, 2019 vs Three Months Ended June 30, 2018

The certain items described in footnote (b) and (c) to the table above accounted for a $6.2 million decrease in income from continuing operations before income taxes for the second quarter of 2019 as compared to the same prior year period. After giving effect to these certain items, the $3.4 million increase in income from continuing operations before income taxes between the comparable quarters is primarily attributable to increased earnings from both of our segments partially offset by increased D&A and general and administrative expense.

Six Months Ended June 30, 2019 vs Six Months Ended June 30, 2018

The certain items described in footnote (b) and (c) to the table above accounted for a $6.9 million decrease in income from continuing operations before income taxes for the first six months of 2019 as compared to the same prior year period. After giving effect to these certain items, the $14.4 million increase in income from continuing operations before income taxes between the comparable periods is primarily attributable to increased earnings from both of our segments, higher interest income due to deposits of the proceeds from the Trans Mountain Transaction in interest bearing cash equivalent accounts partially offset by increased D&A and general and administrative expense.

Non-GAAP Financial Measures

For reporting periods included in the following DCF and Adjusted EBITDA tables, our discontinued operations (which are comprised of our Trans Mountain Asset Group) are presented as a separate reconciling item labeled as “DCF from discontinued operations” and “Adjusted EBITDA from discontinued operations,” respectively. DCF from discontinued operations and Adjusted EBITDA from discontinued operations are also reconciled to their comparable GAAP measure, income (loss) from discontinued operations, net of tax in footnote (d) to the accompanying tables.

In addition to using financial measures prescribed by GAAP, references are made in this report to DCF, both in the aggregate and per share, Adjusted EBITDA, Segment EBDA before certain items and Net Debt, which are measures that do not have any standardized meaning as prescribed by GAAP. These non-GAAP measures should not be considered an alternative to GAAP net income or any other GAAP measures, and such non-GAAP measures have important limitations as analytical tools. The computation of DCF, Adjusted EBITDA, Segment EBDA before certain items and Net Debt may differ from similarly titled measures used by others. Accordingly, use of such terms may not be comparable to similarly defined measures presented by other entities. Investors should not consider these non-GAAP measures in isolation or as a substitute for an analysis of results as reported under GAAP. The limitations of these non-GAAP performance measures are compensated for by reviewing the comparable GAAP measures, understanding the differences between the measures, and taking this information into account in our analysis and our decision making processes. Any use of non-GAAP measures in this management’s discussion and analysis is expressly qualified by this cautionary statement.

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

DCF is an important performance measure used by us and by external users of our financial statements in evaluating our performance and in measuring and estimating our ability to generate cash earnings after servicing our debt and preferred share dividends, paying cash taxes and expending sustaining capital, that could be used for discretionary purposes such as distributions or expansion capital expenditures (also referred to as ‘‘discretionary’’ capital expenditures). We use this performance measure and believe it provides users of our financial statements a useful performance measure reflective of our ability to generate cash earnings to supplement the comparable GAAP measure. DCF should not be used as an alternative to net cash provided by operating activities computed under GAAP. We believe the GAAP measure most directly comparable to DCF is Income from continuing operations. A reconciliation of Income from continuing operations to DCF is provided in the table below. DCF per Restricted Voting Share is DCF divided by average outstanding Restricted Voting Shares, including restricted share unit awards that participate in dividends.

Reconciliation of Income from Continuing Operations to DCF

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except per share amounts)
Income from continuing operations	21.6	23.5	42.9	37.5
Reconciling items - add/(subtract):
Certain items before book tax(a)	0.2	(6.0)	0.9	(6.0)
Book tax certain items(b)	—	1.6	(0.2)	1.6
D&A	22.0	20.3	43.8	40.0
Total book taxes before certain items	8.9	8.2	18.0	14.1
Cash taxes	(10.5)	(1.5)	(31.3)	(8.3)
Preferred share dividends	(7.2)	(7.2)	(14.4)	(14.4)
Sustaining capital expenditures	(6.7)	(2.8)	(9.0)	(4.9)
DCF from continuing operations	28.3	36.1	50.7	59.6
DCF from discontinued operations(d)	—	55.7	—	109.2
DCF	28.3	91.8	50.7	168.8

DCF from continuing operations to KMI interest	19.8	25.3	35.5	41.8
DCF from continuing operations to Restricted Voting Shareholders	8.5	10.8	15.2	17.8
Weighted average split-adjusted Restricted Voting Shares outstanding for dividends (in millions)(c)	35.1	34.9	35.1	34.8
DCF from continuing operations per split-adjusted Restricted Voting Share	0.24	0.31	0.43	0.51

Adjusted EBITDA is used by us and by external users of our financial statements, in conjunction with outstanding debt, net of cash, to evaluate certain leverage metrics. We do not allocate Adjusted EBITDA amongst equity interest holders as we view total Adjusted EBITDA as a measure against our overall leverage.

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions of Canadian dollars)
Income from continuing operations	21.6	23.5	42.9	37.5
Reconciling items - add/(subtract):
Total certain items(a)(b)	0.2	(4.4)	0.7	(4.4)
D&A	22.0	20.3	43.8	40.0
Total book taxes before certain items	8.9	8.2	18.0	14.1
Interest expense (income) , net	0.6	(0.4)	(0.6)	—
Adjusted EBITDA from continuing operations	53.3	47.2	104.8	87.2
Adjusted EBITDA from discontinued operations(d)	—	60.6	—	118.6
Adjusted EBITDA	53.3	107.8	104.8	205.8
_________

(a)	Consists of certain items summarized in footnotes (b) and (c) to the “—Results of Operations—Consolidated Earnings Results”
table included above.

(b)	Includes an income tax provision on certain items.

(c)	Includes stock awards of Restricted Voting Shares that participate in dividends.

(d)    DCF from discontinued operations and Adjusted EBITDA from discontinued operations reconciliations are as follows:

DCF from discontinued operations:

	Three Months	Six Months
	Ended June 30, 2018
(In millions of Canadian dollars)
Income (loss) from discontinued operations, net of tax	(9.8)	20.6
Reconciling items - add/(subtract):
Certain items before book tax (1)	60.5	60.5
Book tax certain items (1)	(16.1)	(16.1)
D&A	17.9	35.0
Total book taxes before certain items	11.3	21.9
Sustaining capital expenditures	(8.1)	(12.7)
DCF from discontinued operations	55.7	109.2

Adjusted EBITDA from discontinued operations:

	Three Months	Six Months
	Ended June 30, 2018
(In millions of Canadian dollars)
Income (loss) from discontinued operations, net of tax	(9.8)	20.6
Reconciling items - add/(subtract):
Total certain items (1)	44.4	44.4
D&A	17.9	35.0
Total book taxes before certain items	11.3	21.9
Interest income, net	(3.2)	(3.3)
Adjusted EBITDA from discontinued operations	60.6	118.6
_________
(1) Amount represents the write-off of capitalized debt financing costs, net of tax.

Net Debt

Net Debt as used in this report is a non-GAAP financial measure that management believes is useful to investors and other users of our financial information in evaluating our leverage, individually and in conjunction with Adjusted EBITDA. Net Debt is calculated by adding 50% of the principal amount of our preferred equity to and subtracting cash and cash equivalents from debt.  We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents.

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

Segment EBDA and Segment EBDA before certain items exclude discontinued operations for the 2018 periods.

Segment Earnings Results

Terminals Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except operating statistics)
Revenues	87.7	80.5	173.7	154.7
Operating expenses, except D&A	(36.4)	(35.5)	(70.8)	(67.1)
Other (expense) income, net	(0.2)	8.5	(0.2)	8.4
Other, net and unrealized foreign exchange gain	—	0.1	—	0.2
Segment EBDA	51.1	53.6	102.7	96.2
Certain items(a)	—	(9.0)	—	(9.0)
Segment EBDA before certain items	51.1	44.6	102.7	87.2

Change from prior period	Increase/(Decrease)
Revenues	7.2	9%	19.0	12%
Segment EBDA before certain items	6.5	15%	15.5	18%

Operating statistics	2019	2018	2019	2018
Bulk transload tonnage (MMtons)	0.9	1.0	1.9	1.8
Liquids tankage capacity available for service (MMBbl)(b)	9.6	8.4	9.6	8.4
Liquids utilization %(c)	92%	100%	92%	100%
________

(a)	Represents the gain on the sale of certain assets.

(b)	Includes our share of joint venture capacity.

(c)	The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in both Segment EBDA before certain items and revenues:

Three months ended June 30, 2019 versus Three months ended June 30, 2018
	Segment EBDA before certain items increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Base Line joint venture	5.4	106%	5.9	104%
North 40 Terminal	1.4	14%	1.0	8%
Vancouver Wharves Terminal	—	—%	0.8	4%
Edmonton South Terminal	0.5	6%	0.2	1%
Edmonton Rail Terminal joint venture	(0.8)	(6)%	(0.7)	(4)%
Total Terminals	6.5	15%	7.2	9%

Six months ended June 30, 2019 versus Six months ended June 30, 2018
	Segment EBDA before certain items increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Base Line joint venture	12.7	155%	14.1	153%
North 40 Terminal	3.7	20%	3.4	16%
Vancouver Wharves Terminal	1.6	11%	2.5	6%
Edmonton South Terminal	1.3	7%	2.0	4%
Edmonton Rail Terminal joint venture	(3.2)	(11)%	(3.0)	(9)%
All others (including eliminations)	(0.6)	100%	—	—%
Total Terminals	15.5	18%	19.0	12%

The changes in Segment EBDA before certain items for our Terminals business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and six months ended June 30, 2019 and 2018:

•	increase of $5.4 million (106%) and $12.7 million (155%), respectively, from Base Line joint venture as a result of the new tanks being placed into service throughout 2018;

•
increase of $1.4 million (14%) and $3.7 million (20%), respectively, from North 40 Terminal primarily due to rate increases on re-contracted tank leases and fees associated with a new pipeline connection;

•	increase of $1.6 million (11%) for the comparable six months from Vancouver Wharves Terminal primarily due to higher sulphur and distillate volumes;

•	increase of $0.5 million (6%) and $1.3 million (7%), respectively, from Edmonton South primarily due to higher pipeline connection fees and contract rate escalations; and

•	decrease of $0.8 million (6%) and $3.2 million (11)%, respectively, from Edmonton Rail Terminal primarily due to expiration of a third-party rail terminaling contract.

Pipelines Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except operating statistics)
Revenues	17.2	15.2	33.2	29.6
Operating expenses, except D&A	(5.9)	(5.4)	(11.6)	(13.1)
Other, net and unrealized foreign exchange gain	—	0.4	—	—
Segment EBDA	11.3	10.2	21.6	16.5

Change from prior period	Increase/(Decrease)
Revenues	2.0	13%	3.6	12%
Segment EBDA	1.1	11%	5.1	31%

Operating statistics	2019	2018	2019	2018
Cochin transport volumes (MBbl/d)	96	88	92	87

Below are the changes in both Segment EBDA and revenues:

Three months ended June 30, 2019 versus Three months ended June 30, 2018
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Cochin	1.7	18%	2.0	13%
Jet Fuel	(0.6)	(57)%	—
Total Pipelines	1.1	11%	2.0	13%

Six months ended June 30, 2019 versus Six months ended June 30, 2018
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Cochin	5.5	38%	3.5	14%
Jet Fuel	(0.4)	(19)%	0.1	3%
Total Pipelines	5.1	31%	3.6	12%

The changes in Segment EBDA for our Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA in the comparable three and six months ended June 30, 2019 and 2018:

•
increase of $1.7 million (18%) and $5.5 million (38%), respectively, from Cochin primarily due to higher revenue due to rate and volume increases in 2019, and a reduction in pipeline integrity expenses and outside service costs in 2019.

General and Administrative Expense

Three Months Ended June 30,	2019	2018	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
General and administrative	9.3	10.6	(1.3)	(12)%
Certain items(a)	(0.2)	(3.0)	2.8	(93)%
General and administrative before certain items	9.1	7.6	1.5	20%

Six Months Ended June 30,	2019	2018	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
General and administrative	20.4	19.5	0.9	5%
Certain items(a)	(0.9)	(3.0)	2.1	(70)%
General and administrative before certain items	19.5	16.5	3.0	18%
________

(a)	2019 amounts represent costs of strategic initiatives and 2018 amounts represents represents labor expenses related to the Trans Mountain Transaction.

The increase in general and administrative before certain items of $1.5 million and $3.0 million for the three and six months ended June 30, 2019, when compared with the respective prior year periods were primarily driven by increased labor and benefit costs.

Interest (Expense) Income, Net

The $(1.0) million increase in interest (expense) income, net for the second quarter of 2019 when compared with the second quarter of 2018 was driven primarily by interest expense incurred on borrowings from our 2018 Credit Facility (as defined below) in 2019.

The $0.6 million increase in interest income, net for the first six months of 2019 when compared with the first six months of 2018 was driven primarily by interest income in the 2019 period due to deposits made from the Trans Mountain Transaction proceeds into interest bearing cash equivalent accounts; partially offset by interest expense incurred on borrowings from our 2018 Credit Facility (as defined below) in 2019.

Income Tax Expense from Continuing Operations

Income tax expense from continuing operations for the three months ended June 30, 2019 was $8.9 million, as compared with $9.8 million for the same period of 2018. The $0.9 million decrease in tax expense is primarily due to a decrease in pre-tax earnings partially offset by the tax impact of the reduction of the Alberta provincial tax rate.

Income tax expense from continuing operations for the six months ended June 30, 2019 was $17.8 million, as compared with $15.7 million for the same period of 2018. The $2.1 million increase in tax expense was primarily due to (i) an increase in pre-tax earnings, and (ii) the tax impact of the reduction of the Alberta provincial tax rate.

Net Income Attributable to Kinder Morgan Interest

Net income attributable to Kinder Morgan interest represents the allocation of our consolidated net income attributable to the outstanding ownership interests in our consolidated subsidiaries that are owned by Kinder Morgan’s wholly-owned subsidiaries. The increase in net income attributable to Kinder Morgan interest for the three months ended June 30, 2019 when compared with the respective 2018 period was $5.3 million, which was primarily attributable to a loss from discontinued operations in 2018. The decrease in net income attributable to Kinder Morgan interest for the six months ended June 30, 2019 when compared with the respective 2018 period was $11.2 million, which was primarily attributable to no earnings from discontinued operations in 2019.
Liquidity and Capital Resources

Short-term Liquidity

On August 31, 2018, we established a 4-year, $500 million unsecured revolving credit facility (the “2018 Credit Facility”) for working capital purposes. As of June 30, 2019, we had cash and cash equivalents of $32.8 million, and outstanding borrowings of $35.0 million, with $458.7 million available (net of $6.3 million of outstanding letters of credit), under our 2018 Credit Facility. Outstanding letters of credit include $3.2 million issued on behalf of Trans Mountain for which it has issued a backstop letter of credit to us.

As of June 30, 2019 and December 31, 2018, our principal source of short-term liquidity was our cash from operating activities from continuing operations, and as needed, our 2018 Credit Facility. We had working capital (defined as current assets less current liabilities) deficits of $25.1 million and $22.9 million as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, we paid $328.5 million of income taxes primarily attributable to the Trans Mountain Transaction gain that were accrued as of December 31, 2018. Excluding this payment, we generated $81.8 million of cash from operating activities during the six months ended June 30, 2019. The primary investing and financing activities related to our continuing operations are expected to be for capital expenditures and distributions to our voting and preferred shareholders. During the six months ended June 30, 2019, we had cash outflows of $25.0 million for capital expenditures and $52.2 million for combined distributions to voting and preferred shareholders. Also, see ‘‘—Cash Flows — Operating Activities’’ below.
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

Our capital expenditures for the six months ended June 30, 2019 for our continuing operations, and the amount that is expected to be spent to sustain and grow our continuing operations for the remainder of 2019 are as follows:

	Six Months Ended June 30, 2019(a)	2019 Remaining	Total 2019
(In millions of Canadian dollars)
Sustaining capital expenditures	9.0	11.2	20.2
Expansion capital expenditures	11.0	24.3	35.3
________

(a)	Six months ended June 30, 2019 amounts exclude $5.0 million of net changes from accrued capital expenditures, contractor retainage, and other.

Off Balance Sheet Arrangements

As of June 30, 2019, we had no off balance sheet arrangements other than the commercial commitments included below under “—Contractual Obligations and Commercial Commitments.”

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(in millions of Canadian dollars)
Contractual Obligations:
Leases(a)	935.7	26.5	102.6	99.8	706.8
Pension and postretirement welfare plans(b)	2.0	—	—	0.1	1.9
Total	937.7	26.5	102.6	99.9	708.7
Other commercial commitments:
Standby letters of credit(c)	6.3	2.3	4.0	—	—
Capital expenditures(d)	8.2	8.2	—	—	—
________

(a)	Represents commitments pursuant to the terms of operating lease agreements.

(b)	The payments by period include estimated benefit payments for unfunded plans.

(c)	Includes $3.2 million of Trans Mountain outstanding letters of credit for which it has issued us a backstop letter of credit and $3.1 million of letters for credit for our continuing operations.

(d)
Represents commitments for the purchase of plant, property and equipment as of December 31, 2018 including $2.5 million of our proportional share of commitments through joint ownership of a joint venture.

Cash Flows

The net effects on cash flows related to the Trans Mountain Asset Group are included in the following discussion.

Six Months Ended June 30,	2019	2018(a)
(In millions of Canadian dollars)
Net cash (used in) provided by:
Operating activities	(246.7)	190.3
Investing activities	(63.7)	(340.0)
Financing activities	(3,995.2)	139.7
Change in Cash, Cash Equivalents, and Restricted Deposits held by the Trans Mountain Asset Group	—	(37.8)
Effect of exchange rate changes on cash, cash equivalents and restricted deposits	(0.1)	(1.3)
Net decrease in cash, cash equivalents and restricted deposits	(4,305.7)	(49.1)
________
(a) Amounts include both continuing and discontinued operations.

Operating Activities

Primarily due to changes in working capital balances created from the Trans Mountain Transaction, cash provided by operating activities decreased by $437.0 million (230%) in the six months ended June 30, 2019 compared to the same period in 2018, primarily attributable to:

•
a $366.5 million net decrease in working capital primarily attributable to income tax payments made in 2019 primarily associated with the tax gain on the Trans Mountain Transaction, including $14.0 million estimated 2019 tax payments due to the change from a net operating loss to a taxable position as a result of the Trans Mountain Transaction; partially offset by,

•	a $70.5 million decrease in cash primarily due to lower earnings and associated operating activities from discontinued operations.

Investing Activities

The $276.3 million net decrease in cash used in investing activities in the six months ended June 30, 2019 compared to the same period in 2018 was primarily attributable to:

•	a $324.1 million decrease in capital expenditures primarily due to the discontinued operations; and

•
a $5.4 million decrease in cash used due to lower contributions made to our reclamation trusts compared to the 2018 period, which included 2018 payments for a reclamation trust in the Trans Mountain Asset Group; partially offset by,

•	a $37.1 million increase in cash used resulting from payments made in 2019 for the final working capital adjustment associated with the Trans Mountain Transaction; and

•	a $16.1 million decrease in cash provided by proceeds received from the sale of assets in the 2018 period.

Financing Activities

The net increase of $4,134.9 million in cash used in financing activities in the six months ended June 30, 2019 compared to the same period in 2018 was primarily attributable to:

•
a combined $3,977.4 million distribution of the Trans Mountain Transaction proceeds, $2,782.3 million to the Kinder Morgan interest and $1,195.1 million to the Restricted Voting Shareholders in the 2019 period. See Note 2 “Trans Mountain Transaction” for further information regarding this activity;

•	a $212.1 million decrease in net borrowings under our credit facilities in the 2019 period compared with the 2018 period; and

•	a $1.1 million increase in cash dividends paid to preferred shareholders in the 2019 period compared to the 2018 period; partially offset by,

•	a $47.1 million decrease in the quarterly distributions paid to voting shareholders in the 2019 period compared to the 2018 period; and

•	an $8.6 million decrease in cash used associated with a reduction in debt and preferred share issuance costs in the 2019 period compared to the 2018 period.

Equity, Dividends, Distributions and Share Buyback Program

As of both June 30, 2019 and July 22, 2019, we had (i) 34,944,993 and 81,353,820 of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value, for an aggregate of 116,298,813 voting shares outstanding; (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively; and (iii) 173,844 of restricted share unit awards outstanding.

Return of Capital, Stated Capital Reduction and Share Consolidation

As discussed in Note 2 “Trans Mountain Transaction” and Part I, Item 2. “Recent Developments”, on January 3, 2019, distributions were made for the Return of Capital. To facilitate the Return of Capital and provide flexibility for dividends going forward, our voting shareholders also approved (i) the Stated Capital Reduction and (ii) the Share Consolidation, which occurred on January 4, 2019.

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

Effective January 16, 2019, our board of directors suspended the dividend reinvestment plan for our Restricted Voting Shares.

On July 16, 2019, our board of directors approved a quarterly dividend of $0.1625 per Restricted Voting Share for the six months ended June 30, 2019 to be paid on August 15, 2019 to shareholders of record on July 31, 2019.

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

Share Buyback Program

On July 17, 2019, we announced that our board of directors approved a normal course issuer bid (the "NCIB") to repurchase up to 1,999,902 Restricted Voting Shares during the 12-month period, which commenced on July 22, 2019 and will end July 21, 2020. All repurchases under the NCIB will be on the open market primarily through the facilities of the TSX and/or alternative Canadian trading systems at the market price at the time of acquisition, subject to daily limits and compliance with applicable rules of the TSX and Canadian securities laws.  All Restricted Voting Shares repurchased under the NCIB will be cancelled.

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

Item 4. Controls and Procedures.

As of June 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 12 “Litigation and Contingencies” to the accompanying consolidated financial statements, which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no other material changes to the risk factors disclosed in Part I, Item 1A in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 17, 2019, we announced that our board of directors approved our normal course issuer bid, as described in Part I, Item 1, Note 4 “Equity” to the accompanying consolidated financial statements.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (ii) our Consolidated Statements of Comprehensive for the three months ended June 30, 2019 and 2018; (iii) our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; (v) our Consolidated Statements of Equity for the three and six months ended June 30, 2019 and 2018; and (vi) the notes to our Consolidated Financial Statements.

_______
*Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN CANADA LIMITED Registrant

By: /s/ Dax A. Sanders
Dax A. Sanders Chief Financial Officer (principal financial and accounting officer)
Date:	July 24, 2019