Form 10-Q
period 2019-09-30
Kinder Morgan Canada Ltd
filed 2019-10-24
CIK 1714973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or
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
Registrant’s telephone number, including area code: 877-867-2464
____________
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
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☑   Smaller reporting company ☐ Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
As of October 22, 2019, the registrant had 34,944,993 Restricted Voting Shares and 81,353,820 Special Voting Shares outstanding.

KINDER MORGAN CANADA LIMITED

EXPLANATORY NOTE

Capitalized terms used throughout this document are defined in “Glossary” below. References to “we,” “us,” “our,” “KML” and the “Company” are to Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries. We state our consolidated financial statements in Canadian dollars. References in this document to “dollars,” or “$” are to the currency of Canada, and references to “U.S.$” are to the currency of the U.S.

GLOSSARY

Company Abbreviations
Class A Units	=	the Class A limited partnership units of the Limited Partnership
Class B Units	=	the Class B limited partnership units of the Limited Partnership
Cochin	=	Canadian portion of the U.S. and Canadian Cochin pipeline system
General Partner	=	Kinder Morgan Canada GP Inc.
Jet Fuel	=	Jet Fuel pipeline system
Kinder Morgan or KMI	=	Kinder Morgan, Inc.
Limited Partnership	=	Kinder Morgan Canada Limited Partnership
LP Units	=	collectively, the Class A Units and the Class B Units
Pembina	=	Pembina Pipeline Corporation
Preferred LP Units	=	the preferred limited partnership units of the Limited Partnership
Preferred Share(s)	=	collectively all outstanding preferred shares in the capital of KML
Puget Sound	=	Puget Sound pipeline system
Restricted Voting Share(s)	=	the restricted voting shares in the capital of KML
Series 1 Preferred Share(s)	=	the 12,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 1 in the capital of KML
Series 3 Preferred Share(s)	=	the 10,000,000 cumulative redeemable minimum rate reset Preferred Shares, Series 3 in the capital of KML
Special Voting Share(s)	=	the special voting shares in the capital of KML
Trans Mountain	=	Trans Mountain Pipeline ULC
Trans Mountain Asset Group	=	the assets sold, collectively, Trans Mountain pipeline system, along with its associated Puget Sound, the Trans Mountain Expansion Project, and Kinder Morgan Canada Inc., the Canadian employer of the staff that operates those businesses
TSX	=	the Toronto Stock Exchange

Common Industry and Other Terms
/d	=	per day
Adjusted EBITDA	=	adjusted earnings before interest expense, taxes, depreciation and amortization
D&A	=	depreciation and amortization
DCF	=	distributable cash flow
EBDA	=	earnings before depreciation and amortization expenses
FASB	=	Financial Accounting Standards Board
GAAP or U.S. GAAP	=	United States Generally Accepted Accounting Principles
MBbl	=	thousand barrels
MMBbl	=	million barrels
MMtons	=	million metric tonnes
ROU	=	right of use
U.S.	=	United States of America

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

Forward-looking statements in this report include statements, express or implied, concerning, without limitation: the Pembina Transactions, including the timing of completion thereof, the anticipated receipt of requisite approvals and consents, including shareholder and court approvals, and satisfaction or waiver of required closing conditions; the expansion project at our Vancouver Wharves terminal, including completion or potential termination of such projects, anticipated costs, scheduling and in-service dates, future benefits and utilization, anticipated project returns and the impacts of such projects; remaining performance obligations for contracted revenue; and litigation and contingencies, including anticipated liability, resolution and outcome of such actions and proceedings.

See Part II, Item 1A. “Risk Factors” in this report and “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. You should keep these risk factors in mind when considering forward-looking statements. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. Any financial outlook or other forward-looking statements included in this report are included for the purpose of providing information relating to management’s current expectations and plans for the future, are based on a number of significant assumptions and may not be appropriate, and should not be used, for any purpose other than those for which such forward-looking statements are disclosed herein.

Forward-looking statements in this report are given only as of the date of this report, and we disclaim any obligation to update or revise any forward-looking statements included in this report, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(In millions of Canadian dollars, except per share amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Services	86.3	78.9	261.3	232.5
Services-affiliate	16.0	15.4	47.9	46.1
Total Revenues	102.3	94.3	309.2	278.6

Operating Costs, Expenses and Other
Operations and maintenance	40.4	39.2	118.2	116.8
Depreciation and amortization	22.1	21.1	65.9	61.1
General and administrative	13.4	7.1	33.8	26.6
Taxes, other than income taxes	2.3	1.4	6.9	4.0
Other expense (income), net	—	(0.9)	0.2	(9.3)
Total Operating Costs, Expenses and Other	78.2	67.9	225.0	199.2

Operating Income	24.1	26.4	84.2	79.4

Other Income (Expense)
Interest income, net	0.1	6.1	0.7	6.1
Foreign exchange gain (loss)	0.1	(0.6)	(0.1)	(0.4)
Other, net	(0.1)	(0.4)	0.1	(0.4)
Total Other Income (Expense)	0.1	5.1	0.7	5.3

Income from Continuing Operations Before Income Taxes	24.2	31.5	84.9	84.7

Income Tax Expense	(7.6)	(9.3)	(25.4)	(25.0)

Income from Continuing Operations	16.6	22.2	59.5	59.7

Discontinued Operations(Note 2)
Income from operations of the Trans Mountain Asset Group, net of tax	—	19.2	—	39.8
Gain on sale of Trans Mountain Asset Group, net of tax	—	1,308.0	—	1,308.0
Income from Discontinued Operations, net of tax	—	1,327.2	—	1,347.8

Net Income	16.6	1,349.4	59.5	1,407.5

Preferred Share dividends	(7.2)	(7.2)	(21.6)	(21.6)

Net Income Attributable to Kinder Morgan Interest	(6.6)	(940.7)	(26.5)	(971.8)

Net Income Available to Restricted Voting Shareholders	2.8	401.5	11.4	414.1

Restricted Voting Shares(Note 4)
Basic and Diluted Earnings Per Restricted Voting Share from Continuing Operations	0.08	0.14	0.32	0.32
Basic and Diluted Earnings Per Restricted Voting Share from Discontinued Operations	—	11.40	—	11.64

Basic and Diluted Weighted Average Restricted Voting Shares Outstanding	34.9	34.8	34.9	34.6

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of Canadian dollars, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	16.6	1,349.4	59.5	1,407.5
Other comprehensive income
Benefit plans	—	36.4	—	37.5
Foreign currency translation adjustments	—	(10.5)	—	(8.2)
Total other comprehensive income	—	25.9	—	29.3
Comprehensive income	16.6	1,375.3	59.5	1,436.8
Comprehensive income attributable to Kinder Morgan interest	(6.6)	(958.9)	(26.5)	(992.3)
Comprehensive income attributable to Kinder Morgan Canada Limited	10.0	416.4	33.0	444.5

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED BALANCE SHEETS
(In millions of Canadian dollars, except share and per share amounts, Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	65.2	4,338.1
Accounts receivable	31.6	26.2
Prepayments	3.7	3.5
Inventories	8.0	7.5
Other current assets	1.2	2.4
Total current assets	109.7	4,377.7

Property, plant and equipment, net	950.6	981.3
ROU assets(Note 11)	510.2	—
Deferred charges and other assets	11.0	10.6
Total Assets	1,581.5	5,369.6

LIABILITIES AND EQUITY
Current liabilities
Credit facility(Note 3)	45.0	—
Accounts payable	45.0	49.4
Distribution payable	—	1,195.1
Distribution payable-affiliate	—	2,782.3
Accrued taxes	5.6	310.6
Current lease liabilities(Note 11)	17.0	—
Current contract liabilities(Note 7)	16.9	12.8
Other current liabilities	8.6	50.4
Total current liabilities	138.1	4,400.6

Long-term liabilities and deferred credits
Lease liabilities(Note 11)	493.3	—
Contract liabilities(Note 7)	55.4	67.5
Other deferred credits	19.6	9.0
Total long-term liabilities and deferred credits	568.3	76.5
Total Liabilities	706.4	4,477.1

Commitments and contingencies(Notes 3, 11, and 12)

Equity
Preferred Share capital, 12,000,000 shares of Series 1 and 10,000,000 shares of Series 3, issued and outstanding	537.3	537.2
Restricted Voting Share capital, 34,944,993 Restricted Voting Shares issued and outstanding	279.4	278.1
Retained deficit	(171.5)	(165.8)
Total Kinder Morgan Canada Limited equity	645.2	649.5
Kinder Morgan interest, 81,353,820 Special Voting Shares issued and outstanding	229.9	243.0
Total Equity	875.1	892.5
Total Liabilities and Equity	1,581.5	5,369.6

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of Canadian dollars, Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	59.5	1,407.5
Non-cash items:
Depreciation and amortization	65.9	107.9
Deferred income taxes	(0.7)	(341.0)
Capitalized equity financing costs	—	(34.8)
Write-off of unamortized debt issuance cost	—	60.5
Gain on sale of the Trans Mountain Asset Group(Note 2)	—	(1,235.1)
Other non-cash items	1.8	8.6
Change in operating assets and liabilities(Note 10)	(310.6)	331.5
Cash (used in) provided by operating activities(Note 2)	(184.1)	305.1

Investing Activities
Capital expenditures	(38.0)	(507.5)
Contributions to trusts	(2.5)	(9.6)
Sales of property, plant and equipment, net of removal costs	—	16.0
Proceeds from the sale of Trans Mountain Asset group, net of cash disposed and working capital settlements(Note 2)	(37.1)	3,921.2
Other, net	—	0.6
Cash (used in) provided by investing activities(Note 2)	(77.6)	3,420.7

Financing Activities
Issuances of debt	121.0	792.6
Repayments of debt	(76.0)	(232.7)
Distributions - Restricted Voting Shareholders - Return of Capital	(1,195.1)	—
Dividends - Restricted Voting Shareholders	(17.1)	(36.8)
Dividends - Preferred Shares	(21.6)	(20.5)
Distributions - Kinder Morgan interest - Return of Capital	(2,782.3)	—
Distributions - Kinder Morgan interest	(39.6)	(102.3)
Debt and Preferred Shares issuance costs	(0.9)	(9.5)
Other, net	—	(6.0)
Cash (used in) provided by financing activities	(4,011.6)	384.8

Change in Cash, Cash Equivalents, and Restricted Deposits held by the Trans Mountain Asset Group	—	128.3

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	(0.1)	0.5

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(4,273.4)	4,239.4
Cash, Cash Equivalents and Restricted Deposits, beginning of period(Note 10)	4,338.6	111.2
Cash, Cash Equivalents and Restricted Deposits, end of period(Note 10)	65.2	4,350.6

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	0.7	—
Cash paid during the period for income taxes	329.3	9.3
Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized(Note 11)	531.8
Increase in property, plant and equipment due to foreign currency translation adjustments	—	1.5

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred Shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred Share capital	Restricted Voting Share capital	Retained deficit	Kinder Morgan interest	Total
Balance at June 30, 2019	22.0	34.9	81.4	537.3	278.9	(168.6)	236.5	884.1
Net income						10.0	6.6	16.6
Preferred Share dividends						(7.2)		(7.2)
Restricted Voting Share dividends						(5.7)		(5.7)
Special Voting Share distributions							(13.2)	(13.2)
Share-based compensation					0.5			0.5
Balance at September 30, 2019	22.0	34.9	81.4	537.3	279.4	(171.5)	229.9	875.1

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred Shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred Share capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at June 30, 2018	22.0	34.7	81.4	537.2	1,720.3	(790.2)	(7.7)	2,143.9	3,603.5
Net income						408.7		940.7	1,349.4
Preferred Share dividends						(7.2)			(7.2)
Restricted Voting Share dividends						(17.0)			(17.0)
Special Voting Share distributions								(40.3)	(40.3)
Dividend/Distribution reinvestment plan		0.2			3.1			—	3.1
Share-based compensation					1.5				1.5
Other comprehensive income							7.7	18.2	25.9
Balance at September 30, 2018	22.0	34.9	81.4	537.2	1,724.9	(405.7)	—	3,062.5	4,918.9

KINDER MORGAN CANADA LIMITED
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred Shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred Share capital	Restricted Voting Share capital	Retained deficit	Kinder Morgan interest	Total
Balance at December 31, 2018	22.0	34.9	81.4	537.2	278.1	(165.8)	243.0	892.5
Net income						33.0	26.5	59.5
Preferred Share dividends						(21.6)		(21.6)
Restricted Voting Share dividends						(17.1)		(17.1)
Special Voting Share distributions							(39.6)	(39.6)
Share-based compensation					1.3			1.3
Other				0.1				0.1
Balance at September 30, 2019	22.0	34.9	81.4	537.3	279.4	(171.5)	229.9	875.1

	Issued shares (in millions)			Canadian dollars (in millions)
	Preferred Shares	Restricted Voting Shares	Kinder Morgan Interest - Special Voting Shares	Preferred Share capital	Restricted Voting Share capital	Retained deficit	Accumulated other comprehensive loss	Kinder Morgan interest	Total
Balance at December 31, 2017	22.0	34.5	81.0	537.2	1,707.5	(770.0)	(8.8)	2,171.7	3,637.6
Net income						435.7		971.8	1,407.5
Preferred Share dividends						(20.5)			(20.5)
Restricted Voting Share dividends						(50.9)			(50.9)
Special Voting Share distributions								(122.1)	(122.1)
Dividend/Distribution reinvestment plan		0.4	0.4		14.1			19.8	33.9
Share-based compensation					4.1				4.1
Other					(0.8)			0.8	—
Other comprehensive income							8.8	20.5	29.3
Balance at September 30, 2018	22.0	34.9	81.4	537.2	1,724.9	(405.7)	—	3,062.5	4,918.9

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

Pending Sale to Pembina

On August 21, 2019, we announced that Pembina agreed to acquire all of our outstanding common equity, including the approximate 70% majority voting and economic interest held by Kinder Morgan. On closing, holders of Restricted Voting Shares will receive 0.3068 of a Pembina common share for each Restricted Voting Share and holders of Special Voting Shares will receive a cash payment of $0.000001 for each Special Voting Share and 0.3068 of a Pembina common share for each associated Class B Unit. In addition, Pembina has agreed to purchase the U.S. portion of the Cochin Pipeline from Kinder Morgan. The closing of the two transactions are cross-conditioned upon each other, and, in the case of Pembina's acquisition of KML, subject to our shareholder, Court of Queen's Bench of Alberta and regulatory approvals. Collectively, these transactions are referred herein as the “Pembina Transactions.”

On September 10, 2019, we announced that, as part of its acquisition of KML, Pembina agreed to exchange our outstanding Preferred Shares for Pembina preferred shares with the same commercial terms and conditions as our Preferred Shares. The exchange will be subject to the approval of our preferred shareholders and will close concurrently with the acquisition by Pembina of our common equity, although this approval is not a condition to closing of the Pembina Transactions described above.

Basis of Presentation

General

In January 2018, we completed the registration of our Restricted Voting Shares pursuant to Section 12(g) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the reporting requirements of Section 13(a) of the Exchange Act.

We have prepared the accompanying unaudited consolidated financial statements in accordance with the accounting principles contained in the FASB Accounting Standards Codification, the single source of U.S. GAAP and referred to in this report as (the “Codification”) U.S. GAAP are generally accepted accounting principles that the Securities Exchange Commission has identified as having substantial authoritative support, as supplemented by Regulation S-X under the Exchange Act, as amended from time to time. In compliance with such rules and regulations, all significant intercompany items have been eliminated in consolidation.

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
The underlying assets in the Trans Mountain Asset Group were primarily within our Pipelines business segment, and the operating results for the Trans Mountain Asset Group are included in “Income from Discontinued Operations, Net of Tax” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2018 and its major income and expense line items were as follows:

	Three Months	Nine Months
	Ended September 30, 2018 (a)
(In millions of Canadian dollars)
Revenues	56.4	214.3
Depreciation and amortization	(11.8)	(46.8)
Operating expenses, including general and administrative	(27.5)	(89.8)
Interest and other income (expense), net	11.3	(22.9)
Income from operations of the Trans Mountain Asset Group before income taxes	28.4	54.8
Gain on sale of the Trans Mountain Asset Group before income taxes	1,235.1	1,235.1
Income from Discontinued Operations before income taxes	1,263.5	1,289.9
Income tax benefit	63.7	57.9
Income from Discontinued Operations, Net of Tax	1,327.2	1,347.8

Our net cash flows from operating and investing activities from the Trans Mountain Asset Group included in the accompanying consolidated statement of cash flows were as follows:

Nine Months Ended September 30, 2018 (a)
(Net cash provided by (used in) in millions of Canadian dollars)
Operating activities	182.3
Investing activities	(507.3)
_______
(a)Amounts are for the periods ending on August 31, 2018, the closing of the Trans Mountain Transaction.

3. Debt

Credit Facility

As of September 30, 2019, we had $45.0 million of outstanding borrowings under our 4-year $500.0 million unsecured revolving credit facility due August 31, 2022 (“2018 Credit Facility”), with $451.6 million available under the 2018 Credit Facility, after further reducing the $500.0 million capacity for $3.4 million in letters of credit. As of September 30, 2019, the weighted average interest rate on our 2018 Credit Facility borrowings was 3.41% and we were in compliance with all required covenants. As of December 31, 2018, we had no borrowings under the 2018 Credit Facility.

4. Equity

As of September 30, 2019, we had (i) 34.9 million and 81.4 million of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value, for an aggregate of 116.3 million voting shares outstanding; (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively; and (iii) 0.3 million of restricted share unit (“RSU”) awards outstanding.

On July 17, 2019, we announced that our board of directors approved a normal course issuer bid (the “NCIB”) to repurchase up to 1,999,902 Restricted Voting Shares for cancellation during the 12-month period from July 22, 2019 to July 21, 2020. Subsequently, under terms of the agreement for the Pembina Transactions, we agreed to not repurchase any Restricted Voting Shares under the NCIB. No Restricted Voting Shares have been purchased under the NCIB.

Preferred Share Dividends

The following table provides information regarding dividends declared and paid, or to be paid, as applicable, on our Preferred Shares during the nine months ended September 30, 2019.

Period	Series 1 quarterly dividend per share for the period	Series 3 quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash
(In millions of Canadian dollars, except per share amounts)
November 15, 2018 to February 14, 2019	0.328125	0.325	January 15, 2019	January 31, 2019	February 15, 2019	7.2
February 15, 2019 to May 14, 2019	0.328125	0.325	April 16, 2019	April 30, 2019	May 15, 2019	7.2
May 15, 2019 to August 14, 2019	0.328125	0.325	July 16, 2019	July 31, 2019	August 15, 2019	7.2
August 15, 2019 to November 14, 2019	0.328125	0.325	October 15, 2019	October 31, 2019	November 15, 2019

Restricted Voting Share Dividends

The following table provides information regarding dividends declared and paid, or to be paid, as applicable, on our Restricted Voting Shares during the nine months ended September 30, 2019.

For the three month period ended	Dividend rate per share	Date of declaration	Date of record	Date of dividend	Total amount of dividends paid in cash
(In millions of Canadian dollars, except per share amounts)
December 31, 2018	0.1625	January 15, 2019	January 31, 2019	February 15, 2019	5.7
March 31, 2019	0.1625	April 16, 2019	April 30, 2019	May 15, 2019	5.7
June 30, 2019	0.1625	July 16, 2019	July 31, 2019	August 15, 2019	5.7
September 30, 2019	0.1625	October 15, 2019	October 31, 2019	November 15, 2019

Effective January 16, 2019, our board of directors suspended the dividend reinvestment plan for our Restricted Voting Shares, including with respect to the dividend we paid on February 15, 2019.

Kinder Morgan Interest Distributions

The following table provides information regarding distributions declared and paid, or to be paid, as applicable, to Kinder Morgan during the nine months ended September 30, 2019.

For the three month period ended	Dividend rate per share	Date of declaration	Date of distribution	Total amount of distribution paid in cash
(In millions of Canadian dollars, except per share amounts)
December 31, 2018	0.1625	January 15, 2019	February 15, 2019	13.2
March 31, 2019	0.1625	April 16, 2019	May 15, 2019	13.2
June 30, 2019	0.1625	July 16, 2019	August 15, 2019	13.2
September 30, 2019	0.1625	October 15, 2019	November 15, 2019

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

The following tables set forth the allocation of income from continuing and discontinued operations available to shareholders of Restricted Voting Shares and participating securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except per share amounts)
Income from Continuing Operations Available to Restricted Voting Shareholders	2.8	4.9	11.4	11.3
Participating securities:
Less: Income from Continuing Operations allocated to RSU awards(a)	—	(0.2)	(0.2)	(0.4)
Income from Continuing Operations Allocated to Restricted Voting Shareholders	2.8	4.7	11.2	10.9

Basic Weighted Average Restricted Voting Shares Outstanding	34.9	34.8	34.9	34.6
Basic Earnings Per Restricted Voting Share from Continuing Operations	0.08	0.14	0.32	0.32

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
(In millions of Canadian dollars, except per share amounts)
Income from Discontinued Operations Available to Restricted Voting Shareholders	396.7	402.9
Participating securities:
Less: Income from Discontinued Operations allocated to RSU awards	—	—
Income from Discontinued Operations Allocated to Restricted Voting Shareholders	396.7	402.9

Basic Weighted Average Restricted Voting Shares Outstanding	34.8	34.6
Basic earnings Per Restricted Voting Share from Discontinued Operations	11.40	11.64
_______
(a)As of September 30, 2019, there were approximately 0.3 million unvested RSU awards.

For the three and nine months ended September 30, 2019, the weighted average maximum number of potential Restricted Voting Share equivalents of 0.3 million and 0.2 million, respectively, of unvested RSU awards are antidilutive and, accordingly, are excluded from the determination of diluted earnings per Restricted Voting Share.

5. Transactions with Related Parties

Affiliate Activities

The following table summarizes our related-party income statement activity. Revenues, operating costs and capitalized costs are under normal trade terms.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions of Canadian dollars)
Revenues-Services-affiliate(a)	16.0	15.4	47.9	46.1
Operations and maintenance and general and administrative expenses	3.0	0.4	9.3	3.7
_________
(a)Amounts represent sales to customers who are related-party through joint ownership of joint-ventures.

Affiliate Balances

Accounts receivable-affiliate and accounts payable-affiliate are non-interest bearing and are settled on demand and generally settled monthly. The following table summarizes our affiliate balances:

	September 30,	December 31,
	2019	2018
(In millions of Canadian dollars)
Accounts receivable(a)	5.5	0.2
Contract accounts receivable(b)	—	0.7
Accounts payable(c)	1.7	4.7
Contract liabilities(d)	0.1	—
________
(a)Included in “Accounts receivable” on our accompanying consolidated balance sheets.
(b)Included in “Other current assets” on our accompanying consolidated balance sheets.
(c)Included in “Accounts payable” on our accompanying consolidated balance sheets.
(d)Included in “Current contract liabilities” on our accompanying consolidated balance sheets.

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

Foreign Currency Transactions and Translation

Foreign currency transaction gains or losses result from a change in exchange rates between the functional currency of an entity and the currency in which a transaction is denominated. Unrealized and realized gains and losses generated from these transactions are recorded in “Foreign exchange (loss) gain” on the accompanying consolidated statements of income and include:

•Our continuing operations unrealized foreign exchange gains (losses) for the three and nine months ended September 30, 2019 were zero and $(0.1) million, respectively, and $(0.6) million and $0.4 million for the three and nine months ended September 30, 2018, respectively, due to changes in exchange rates between the Canadian dollar and the U.S. dollar on U.S. dollar denominated balances. These currency exchange rate fluctuations affect the expected Canadian dollar cash flows on unsettled U.S. dollar denominated transactions, primarily related to cash bank accounts that are denominated in U.S. dollars and affiliate receivables or payables that are denominated in U.S. dollars.

•Cochin earns its revenues in U.S. dollars. Therefore, fluctuations in the U.S. dollar to Canadian dollar exchange rate can affect the earnings contributed by Cochin to our overall results. Our continuing operations had realized foreign exchange gain (losses) of $0.1 million and zero for the three and nine months ended September 30, 2019, and zero and $(0.8) million for the three and nine months ended September 30, 2018, respectively.

•As a result of the Trans Mountain Transaction, we released foreign currency translation gains previously held within

Accumulated other comprehensive loss to the Gain on sale of the Trans Mountain Asset Group, net of tax in the accompanying consolidated statement of income of $10.1 million for the nine months ended September 30, 2018.

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

7.  Revenue Recognition

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Terminals	Pipelines	Total	Terminals	Pipelines	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	65.2	15.5	80.7	202.2	44.0	246.2
Fee-based services	12.2	0.8	13.0	36.8	2.0	38.8
Total revenue from contracts with customers	77.4	16.3	93.7	239.0	46.0	285.0
Other revenues(b)	6.8	1.8	8.6	18.9	5.3	24.2
Total revenues	84.2	18.1	102.3	257.9	51.3	309.2

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Terminals	Pipelines	Total	Terminals	Pipelines	Total
(In millions of Canadian dollars)
Revenue from contracts with customers
Services
Firm services(a)	59.1	13.1	72.2	177.1	38.9	216.0
Fee-based services	16.7	0.9	17.6	47.3	1.3	48.6
Total revenue from contracts with customers	75.8	14.0	89.8	224.4	40.2	264.6
Other revenues(b)	3.3	1.2	4.5	9.4	4.6	14.0
Total revenues	79.1	15.2	94.3	233.8	44.8	278.6
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

The following table presents the activity in our contract assets and liabilities:

Nine Months Ended September 30,
2019
(In millions of Canadian dollars)
Contract Assets(a)
Balance at December 31, 2018	1.6
Additions	2.7
Reductions	(1.1)
Transfer to accounts receivable	(2.4)
Balance at September 30, 2019	0.8

Contract Liabilities
Balance at December 31, 2018(b)	80.3
Additions	96.4
Reductions	(9.6)
Transfer to revenues	(94.8)
Balance at September 30, 2019(c)	72.3
_________
(a)Represents current balances reported within “Other current assets” in the accompanying consolidated balance sheets.
(b)Includes current and non-current balances of $12.8 million and $67.5 million, respectively.
(c)Includes current and non-current balances of $16.9 million and $55.4 million, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of September 30, 2019 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions of Canadian dollars)
Three months ended December 31, 2019	75.1
2020	273.2
2021	225.5
2022	197.7
2023	188.4
Thereafter	534.8
Total	1,494.7

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

8.  Reportable Segments

We evaluate the performance of our reportable business segments by evaluating our segment earnings before depreciation and amortization expenses (“Segment EBDA”). Results from discontinued operations are summarized within “Income from Discontinued Operations, Net of Tax” in the table below, see Note 2. Financial information by segment for continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions of Canadian dollars)
Revenues
Terminals	84.2	79.1	257.9	233.8
Pipelines	18.1	15.2	51.3	44.8
Total consolidated revenues	102.3	94.3	309.2	278.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions of Canadian dollars)
Segment EBDA(a)
Terminals	47.4	44.6	150.1	140.8
Pipelines	12.2	9.0	33.8	25.5
Total Segment EBDA	59.6	53.6	183.9	166.3
D&A	(22.1)	(21.1)	(65.9)	(61.1)
General and administrative	(13.4)	(7.1)	(33.8)	(26.6)
Interest income, net	0.1	6.1	0.7	6.1
Income tax expense	(7.6)	(9.3)	(25.4)	(25.0)
Income from Continuing Operations	16.6	22.2	59.5	59.7
Income from Discontinued Operations, Net of Tax	—	1,327.2	—	1,347.8
Net Income	16.6	1,349.4	59.5	1,407.5

	September 30, 2019	December 31, 2018
(In millions of Canadian dollars)
Assets
Terminals	1,381.6	974.2
Pipelines(b)	199.9	4,395.4
Total consolidated assets	1,581.5	5,369.6
_______
(a)Includes revenues less operations and maintenance expense, taxes, other than income taxes, other expense (income), net, foreign exchange gain (loss), and other, net.
(b)December 31, 2018 amount includes approximately $3,977.4 million of cash distributed to shareholders as a Return of Capital on January 3, 2019 and approximately $307.6 million of cash to pay accrued income taxes related to the gain on the Trans Mountain Transaction.

9.  Income Taxes

Income tax expense applicable to continuing operations included in our accompanying consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except percentages)
Income tax expense applicable to continuing operations	7.6	9.3	25.4	25.0
Effective tax rate	31.4%	29.5%	29.9%	29.5%

The effective tax rates for the three and nine months ended September 30, 2019 were higher than the statutory federal rate of 15.0% primarily due to (i) provincial income taxes; (ii) tax impact of non-deductible inter-corporate charges; and (iii) the net tax impact on the Preferred Share dividends paid.

The effective tax rates for the three and nine months ended September 30, 2018 were higher than the statutory federal rate of 15.0% primarily due to provincial income taxes and tax impact of non-deductible inter-corporate charges.

As a result of our IPO and subsequent revaluation (or rebalancing) of our investment in the Limited Partnership, our tax basis exceeds our accounting basis in our investment in the Limited Partnership by approximately $1.0 billion. This excess tax basis results in a deferred tax asset of approximately $119.3 million as of September 30, 2019. A full valuation allowance was recorded against this deferred tax asset as we determined it was more likely than not to not be realized.

Income Taxes on Discontinued Operations

Income tax benefit in respect to our discontinued operations includes income tax benefit on the Trans Mountain Asset Group earnings and the gain on the sale of the Trans Mountain Asset Group. Our effective tax rate on the income from discontinued operations was (5.0%) and (4.5%) for the three months and nine months ended September 30, 2018, respectively. The effective tax rate on our income from discontinued operations is lower than the statutory federal rate of 15.0% primarily due to (i) the taxable gain being eligible for a 50.0% capital gains deduction; (ii) the release of the non-cash deferred tax liabilities attributable to the Trans Mountain Asset Group; and partially offset by provincial income taxes.

For more information regarding our discontinued operations, see Note 2.

10.  Additional Consolidated Statements of Cash Flows Information

The following amounts include changes for the Trans Mountain Asset Group’s operating assets and liabilities, see Note 2.

	Nine Months Ended September 30,
	2019	2018
(In millions of Canadian dollars)	Cash (used in) provided by
Accounts receivable	1.1	10.0
Prepayments	(0.2)	(7.1)
Inventories	(0.4)	(0.4)
Other current assets	0.6	1.3
Deferred charges and other assets	2.6	(4.4)
Accounts payable	(7.3)	(32.7)
Accrued taxes	(304.9)	300.3
Other current liabilities	(3.7)	6.6
Other deferred credits	1.6	57.9
Change in Operating Assets and Liabilities	(310.6)	331.5

Additional cash, cash equivalent and restricted deposits information.

	Nine Months Ended September 30,
	2019	2018
(In millions of Canadian dollars)
Cash and Cash Equivalents, beginning of period	4,338.1	110.7
Restricted Deposits, beginning of period	0.5	0.5
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	4,338.6	111.2

Cash and Cash Equivalents, end of period	65.2	4,350.1
Restricted Deposits, end of period	—	0.5
Cash, Cash Equivalents, and Restricted Deposits, end of period	65.2	4,350.6

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

Following are components of our lease cost:

Nine Months Ended September 30, 2019
(In millions of Canadian dollars)
Operating leases	42.0
Short-term and variable leases	2.5
Total lease cost	44.5

Other information related to our operating leases are as follows:

Nine Months Ended September 30, 2019
(In millions of Canadian dollars, except lease term and discount rate)
Operating cash flows from operating leases	(44.5)
ROU assets obtained in exchange for operating lease obligations	13.7
Amortization of ROU assets	21.6

Weighted average remaining lease term	18.64 years
Weighted average discount rate	6.87%

Operating lease liabilities under non-cancellable leases (excluding short-term leases) are as follows:

	September 30, 2019	December 31, 2018(a)
(In millions of Canadian dollars)
2019 (three months ended December 31, 2019)	13.5
2019		52.3
2020	52.6	50.4
2021	52.1	49.6
2022	51.9	49.5
2023	50.1	47.6
Thereafter	708.3	699.1
Total Lease Payments	928.5	948.5
Less: Interest	(418.3)
Present Value of future minimum operating lease payments	510.2
_______
(a)Amounts have been revised from the previously reported in our 2018 Form 10-K for the December 31, 2018 future gross minimum rental commitments under our operating lease obligations to correct amounts previously reported to include an additional $656.0 million of undiscounted future lease payments, primarily in the “Thereafter” amount, associated with the 2018 extension of the Edmonton South lease through December 2038.

Short-term lease costs are not material to us and are anticipated to be similar to the current year short-term lease obligations outlined in this disclosure.

Lessor

Our assets that we lease to others under operating leases consists primarily of specific facilities at which one customer obtains substantially all of the economic benefit from the asset and has the right to direct the use of that asset. These leases primarily consist of storage and pipeline facilities. Our leases have remaining lease terms of one to 25 years, some of which have options to extend the lease for up to an additional 15 years. We determine if an arrangement is a lease at inception or upon modification. None of our leases allow the lessee to purchase the leased asset.

Lease income for the three and nine months ended September 30, 2019 totaled $6.8 million and $18.9 million, respectively, including variable lease payments that are excluded from the following disclosure as the amounts cannot be reasonably estimated for future periods.

Future minimum operating lease payments to be received based on contractual agreements are as follows:

September 30, 2019
(In millions of Canadian dollars)
2019 (three months ended December 31, 2019)	5.9
2020	22.6
2021	15.0
2022	15.0
2023	13.7
Thereafter	108.8
Total	181.0

Options for a lessee to renew the agreement are not included as part of future minimum operating lease revenues. We elected the practical expedient available to us to not separate lease and non-lease components under these agreements. Any modification of a lease will result in a reevaluation of the lease classification.

12.  Litigation and Environmental

Legal Proceedings

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations, cash flows, or dividends to our shareholders. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of September 30, 2019 and December 31, 2018.

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

On June 5, 2018, Barrier Coating Inc. (“Barrier”) filed a statement of claim and certificate of lis pendens in the Court of Queen’s Bench of Alberta against Enbridge Pipelines Inc., AEF, Strathcona County, BLTELP, KM Canada Rail Holdings GP Limited, Keyera Energy Ltd., Trans Mountain and Fabricom Inc. (“Fabricom”). Barrier is a subcontractor on the BTT Project and has a construction agreement with Fabricom (the “Fabricom Agreement”). In its claim, Barrier asserts that Fabricom has breached its obligations under the Fabricom Agreement and, as such, Fabricom owes damages to Barrier. The remaining defendants, including BLTELP, KM Canada Rail Holdings GP Limited and Trans Mountain, have been named in the claim as parties with registered interests on lands affected by the work performed by Barrier under the Fabricom Agreement. Barrier asserts that these parties were, collectively, unjustly enriched in the amount of $2.5 million. This matter was resolved and dismissed without any payment from any Kinder Morgan affiliate.

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

British Columbia Utilities Commission (“BCUC”) Proceeding

The tariff and associated rates charged by Kinder Morgan Canada (Jet Fuel) Inc. (“KMJF”) are subject to an ongoing proceeding at the BCUC. On November 29, 2018, KMJF filed with the BCUC an application of a tariff to extend the existing terms and settlement rates for the transportation of turbine fuel to the Vancouver International Airport and the Burnaby Terminal, effective January 1, 2019. On December 14, 2018, the BCUC issued an order accepting the rates, subject to refund, and established a process for evaluating KMJF’s Annual Revenues and Gathering Line Fee (“Annual Revenue Requirement”). On August 23, 2019, KMJF filed a revised application with the BCUC seeking approval for KMJF's Annual Revenue Requirement and a surcharge to recover abandonment costs of the pipeline. We estimate that the shippers are seeking approximately a 50% reduction in the Annual Revenue Requirement, or approximately $3.5 million. Management believes KMJF’s cost of service supports KMJF’s rates and intends to vigorously defend KMJF’s proposed rates.

Environmental

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters to which we and our subsidiaries are a party will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of both September 30, 2019 and December 31, 2018, we had $0.1 million accrued for our outstanding environmental matters.

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

Recent Developments

Pending Sale to Pembina

On August 21, 2019, we announced that Pembina agreed to acquire all of our outstanding common equity, including the approximate 70% majority voting and economic interest held by Kinder Morgan. On closing, holders of Restricted Voting Shares will receive 0.3068 of a Pembina common share for each Restricted Voting Share and holders of Special Voting Shares will receive a cash payment of $0.000001 for each Special Voting Share and 0.3068 of a Pembina common share for each associated Class B Unit. In addition, Pembina has agreed to purchase the U.S. portion of the Cochin Pipeline from Kinder Morgan. The closing of the two transactions are cross-conditioned upon each other, and, in the case of Pembina's acquisition of KML, subject to our shareholder, Court of Queen's Bench of Alberta and regulatory approvals. Collectively, these transactions are referred herein as the “Pembina Transactions” and they are expected to close late in the fourth quarter of 2019 or in the first quarter of 2020.

        On September 10, 2019, we announced that, as part of its acquisition of KML, Pembina agreed to exchange our outstanding Preferred Shares for Pembina preferred shares with the same commercial terms and conditions as our Preferred Shares. The exchange will be subject to the approval of our preferred shareholders and will close concurrently with the acquisition by Pembina of our common equity, although this approval is not a condition to closing of the Pembina Transactions described above.

2019 Outlook

Our 2019 budget contemplates declaring dividends of $0.65 (annualized) per Restricted Voting Share, generating Adjusted EBITDA of $213 million and generating DCF from continuing operations of approximately $109 million, representing DCF per Restricted Voting Share of $0.90. Our current expectation is that our results for the year will be consistent with our budget.

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

Terminals Matters

Material permits have been secured and construction activities continue on the distillate storage expansion project at our Vancouver Wharves terminal in North Vancouver, British Columbia. The approximately $50 million capital project, which calls for the construction of two new distillate tanks with combined storage capacity of 200,000 barrels and enhancements to the railcar unloading capabilities, is supported by a 20-year initial term, take-or-pay contract with an affiliate of a large, international integrated energy company. The project is expected to be placed in service in the first quarter of 2021.

As previously disclosed in our 2018 Form 10-K, a material contractual arrangement at the Edmonton Rail Terminal has an initial term expiring in April 2020 and includes a right of renewal on favorable terms for our customer related to rail terminal and associated pipeline connection service fees.  As anticipated, the customer has exercised this right of renewal which is expected to result in lower revenues of approximately $43 million and $11 million on an annual basis for rail terminal fees and associated pipeline connection fees, respectively.  We expect this revenue reduction will be partially offset by expansion projects as well as favorable renewal rates on expiring contracts at our other terminal facilities.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using the GAAP financial measures of Segment EBDA, Net income and Net income available to Restricted Voting Shareholders, along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, and Adjusted Segment EBDA and Adjusted EBITDA.
The earnings (losses) prior to the closing of the Trans Mountain Transaction on August 31, 2018 from the Trans Mountain Asset Group are presented as earnings (losses) from discontinued operations for the 2018 periods.

GAAP Performance Measures
The Consolidated Earnings Results for the three and nine months ended September 30, 2019 and 2018 present Segment EBDA, Net income and Net income Available to Restricted Voting Stockholders which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before D&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses, interest expense, net, and income taxes. Our general and administrative expenses include such items as employee benefits, insurance, rentals, certain litigation, and shared corporate services including accounting, information technology, human resources and legal services.

Non-GAAP Financial Measures
Our non-GAAP measures described below should not be considered alternatives to GAAP net income or other GAAP measures and have important limitations as analytical tools. Our computations of these non-GAAP measures may differ from similarly titled measures used by others. You should not consider these non-GAAP measures in isolation or as substitutes for an analysis of our results as reported under GAAP. Management compensates for the limitations of these non-GAAP financial measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.
The format of the reconciliations between our non-GAAP and comparable GAAP financial measures has been modified to provide further transparency and information on our business performance. The modified reconciliations also include the non-GAAP financial measures of Adjusted Earnings, both in aggregate and per share, and Adjusted EBITDA. The calculations and key components of our non-GAAP financial measures remain unchanged from prior periods.

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP measures, are items that are required by GAAP to be reflected in net income, but typically either (i) do not have a cash impact, or (ii) by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically (for example, gains and losses on asset sales, legal settlements and casualty losses). See tables included in “—Certain Items Affecting Consolidated Earnings Results,” and “—Reconciliation of Income from Continuing Operations (GAAP) to Adjusted EBITDA” below. In addition, Certain Items are described in more detail in the footnotes to tables included in “—Segment Earnings Results” and “—General and Administrative Expense, and Interest Income, net” below.

Adjusted Earnings

Adjusted Earnings is calculated by adjusting net income available to common stockholders for Certain Items. Adjusted Earnings is used by us and certain external users of our financial statements to assess the earnings of our business excluding Certain Items as another reflection of our ability to generate earnings. We believe the GAAP measure most directly comparable to Adjusted Earnings is net income available to common stockholders. Adjusted Earnings per share uses Adjusted Earnings and applies the same two-class method used in arriving at basic earnings per common share. (See “—Reconciliation of Income from Continuing Operations (GAAP) to Adjusted Earnings to DCF” below).

DCF

DCF is calculated by adjusting net income available to common stockholders for Certain Items (Adjusted Earnings) and further by D&A, income tax expense, cash taxes, sustaining capital expenditures and other items. DCF is an important performance measure used by us and external users of our financial statements in evaluating our performance and in measuring and estimating our ability to generate cash earnings after servicing our debt and preferred stock dividends, paying cash taxes and expending sustaining capital, that could be used for discretionary purposes such as distributions or expansion capital expenditures. KML uses this performance measure and believes it provides users of its financial statements a useful performance measure reflective of our ability to generate cash earnings to supplement the comparable GAAP measure. DCF should not be used as an alternative to net cash provided by operating activities computed under GAAP. We believe the GAAP measure most directly comparable to DCF is net income. DCF per split-adjusted Restricted Voting Share is DCF divided by average outstanding split-adjusted Restricted Voting Shares, including stock awards that participate in dividends. (See “—Reconciliation of Income from Continuing Operations (GAAP) to Adjusted Earnings to DCF” below).

Adjusted Segment EBDA

Adjusted Segment EBDA is calculated by adjusting Segment EBDA for Certain Items attributable to the segment. Adjusted Segment EBDA is used by management in its analysis of segment performance and management of our business. We believe Adjusted Segment EBDA is a useful performance metric because it provides management and external users of our financial statements additional insight into the ability of our segments to generate segment cash earnings on an ongoing basis. We believe it is useful to investors because it is a measure that management uses to allocate resources to our segments and assess each segment’s performance. We believe the GAAP measure most directly comparable to Adjusted Segment EBDA is Segment EBDA. See “—Certain Items Affecting Consolidated Earnings Results” below.

Adjusted EBITDA

Adjusted EBITDA is used by our management and external users of its financial statements as an additional performance measure. Adjusted EBITDA is EBITDA adjusted for Certain Items, as applicable. We believe the GAAP measure most directly comparable to Adjusted EBITDA is net income. We evaluate adjusted EBITDA in total and do not allocate Adjusted EBITDA amongst equity interest holders as it views Adjusted EBITDA as a measure against our overall leverage. See “—Reconciliation of Income from Continuing Operations (GAAP) to Adjusted EBITDA” below.

Discontinued Operations

DCF from discontinued operations and Adjusted EBITDA from discontinued operations, are reconciled to income from discontinued operations, the most directly comparable GAAP measure in footnote (c) to the above referenced GAAP to non-GAAP reconciliations.

Consolidated Earnings Results (GAAP)

Three Months Ended September 30,	2019	2018	Earnings increase/(decrease)
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Terminals	47.4	44.6	2.8	6%
Pipelines	12.2	9.0	3.2	36%
Total Segment EBDA	59.6	53.6	6.0	11%
D&A	(22.1)	(21.1)	(1.0)	(5)%
General and administrative	(13.4)	(7.1)	(6.3)	(89)%
Interest income, net	0.1	6.1	(6.0)	(98)%
Income from continuing operations before income taxes	24.2	31.5	(7.3)	(23)%
Income tax expense	(7.6)	(9.3)	1.7	18%
Income from continuing operations	16.6	22.2	(5.6)	(25)%
Income from discontinued operations, net of tax(b)	—	1,327.2	(1,327.2)	(100)%
Net income	16.6	1,349.4	(1,332.8)	(99)%
Preferred Share dividends	(7.2)	(7.2)	—	—%
Net income attributable to Kinder Morgan interest	(6.6)	(940.7)	(934.1)	(99)%
Net income available to Restricted Voting Shareholders	2.8	401.5	(398.7)	(99)%

Nine Months Ended September 30,	2019	2018	Earnings increase/(decrease)
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Terminals	150.1	140.8	9.3	7%
Pipelines	33.8	25.5	8.3	33%
Total Segment EBDA	183.9	166.3	17.6	11%
D&A	(65.9)	(61.1)	(4.8)	(8)%
General and administrative	(33.8)	(26.6)	(7.2)	(27)%
Interest income, net	0.7	6.1	(5.4)	(89)%
Income from continuing operations before income taxes	84.9	84.7	0.2	—%
Income tax expense	(25.4)	(25.0)	(0.4)	(2)%
Income from continuing operations	59.5	59.7	(0.2)	—%
Income from discontinued operations, net of tax(b)	—	1,347.8	(1,347.8)	(100)%
Net income	59.5	1,407.5	(1,348.0)	(96)%
Preferred Share dividends	(21.6)	(21.6)	—	—%
Net income attributable to Kinder Morgan interest	(26.5)	(971.8)	(945.3)	(97)%
Net income available to Restricted Voting Shareholders	11.4	414.1	(402.7)	(97)%
________
(a)Represents Segment EBDA from continuing operations. Includes revenues less operations and maintenance expense, taxes, other than income taxes, other expense (income), net, foreign exchange (loss) gain, and other, net.
(b)See Note 2 “Trans Mountain Transaction” to the accompanying consolidated financial statements.

Certain Items Affecting Consolidated Earnings Results

	2019			2018			Adjusted amounts increase/(decrease)
Three Months Ended September 30,	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Terminals	47.4	—	47.4	44.6	(0.5)	44.1	3.3
Pipelines	12.2	—	12.2	9.0	—	9.0	3.2
Total Segment EBDA	59.6	—	59.6	53.6	(0.5)	53.1	6.5
D&A	(22.1)	—	(22.1)	(21.1)		(21.1)	(1.0)
General and administrative(a)	(13.4)	4.2	(9.2)	(7.1)	(1.6)	(8.7)	(0.5)
Interest income, net(a)	0.1	—	0.1	6.1	1.0	7.1	(7.0)
Income from continuing operations before income taxes	24.2	4.2	28.4	31.5	(1.1)	30.4	(2.0)
Income tax expense(b)	(7.6)	(0.7)	(8.3)	(9.3)	0.5	(8.8)	0.5
Income from continuing operations	16.6	3.5	20.1	22.2	(0.6)	21.6	(1.5)
Income from discontinued operations, net of tax(c)	—	—	—	1,327.2	(1,304.6)	22.6	(22.6)
Net income	16.6	3.5	20.1	1,349.4	(1,305.2)	44.2	(24.1)

	2019			2018			Adjusted amounts increase/(decrease)
Nine Months Ended September 30,	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted
(In millions of Canadian dollars, except percentages)
Segment EBDA(a)
Terminals	150.1	—	150.1	140.8	(9.5)	131.3	18.8
Pipelines	33.8	—	33.8	25.5	—	25.5	8.3
Total Segment EBDA	183.9	—	183.9	166.3	(9.5)	156.8	27.1
D&A	(65.9)	—	(65.9)	(61.1)	—	(61.1)	(4.8)
General and administrative(a)	(33.8)	5.1	(28.7)	(26.6)	1.4	(25.2)	(3.5)
Interest income, net(a)	0.7	—	0.7	6.1	1.0	7.1	(6.4)
Income from continuing operations before income taxes	84.9	5.1	90.0	84.7	(7.1)	77.6	12.4
Income tax expense(b)	(25.4)	(0.9)	(26.3)	(25.0)	2.1	(22.9)	(3.4)
Income from continuing operations	59.5	4.2	63.7	59.7	(5.0)	54.7	9.0
Income from discontinued operations, net of tax(c)	—	—	—	1,347.8	(1,260.2)	87.6	(87.6)
Net income	59.5	4.2	63.7	1,407.5	(1,265.2)	142.3	(78.6)
________
(a)For a more detail discussion of these Certain Items, see the footnotes to the tables within “—Segment Earnings Results.” and “—
General and Administrative Expense and Interest Income, net” below.
(b)The combined net effect of the Certain Items represents the income tax provision on Certain Items plus discrete income tax items.
(c)See Note 2 “Trans Mountain Transaction” to the accompanying consolidated financial statements.

Three Months Ended September 30, 2019 vs Three Months Ended September 30, 2018

After giving effect to Certain Items above, which are discussed in more detail in the discussions that follow, the $2.0 million decrease in income from continuing operations before income taxes between the comparable quarters is primarily attributable to lower interest income from the interest earned on cash received from the Trans Mountain Transaction deposited in interest bearing cash equivalent accounts, increased D&A and general and administrative expense partially offset by increased earnings from both of our segments.

Nine Months Ended September 30, 2019 vs Nine Months Ended September 30, 2018

After giving effect to Certain Items above, which are discussed in more detail in the discussions that follow, the $12.4 million increase in income from continuing operations before income taxes between the comparable periods is primarily attributable to increased earnings from both of our segments partially offset by lower interest income from the interest earned on cash received from the Trans Mountain Transaction deposited in interest bearing cash equivalent accounts, and increased D&A and general and administrative expense.

Reconciliation of Income from Continuing Operations (GAAP) to Adjusted Earnings to DCF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except per share amounts)
Income from continuing operations (GAAP)	16.6	22.2	59.5	59.7
Total Certain Items	3.5	(0.6)	4.2	(5.0)
Adjusted earnings from continuing operation(a)	20.1	21.6	63.7	54.7
D&A	22.1	21.1	65.9	61.1
Income tax expense(a)	8.3	8.8	26.3	22.9
Cash taxes	9.7	(0.1)	(21.6)	(8.4)
Sustaining capital expenditures	(5.2)	(5.2)	(14.2)	(10.1)
Preferred Share dividends	(7.2)	(7.2)	(21.6)	(21.6)
DCF from continuing operations	47.8	39.0	98.5	98.6
DCF from discontinued operations(c)	—	41.6	—	150.8
DCF	47.8	80.6	98.5	249.4

DCF from continuing operations to KMI interest	(33.4)	(27.3)	(68.9)	(69.1)
DCF from continuing operations to Restricted Voting Stockholders	14.4	11.7	29.6	29.5

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except per share amounts)
Terminals	47.4	44.1	150.1	131.3
Pipelines	12.2	9.0	33.8	25.5
Total Adjusted Segment EBDA from continuing operations(a)	59.6	53.1	183.9	156.8
General and administrative(a)	(9.2)	(8.7)	(28.7)	(25.2)
Adjusted EBITDA earnings from continuing operation	50.4	44.4	155.2	131.6
Interest income, net(a)	0.1	7.1	0.7	7.1
Cash taxes	9.7	(0.1)	(21.6)	(8.4)
Sustaining capital expenditures	(5.2)	(5.2)	(14.2)	(10.1)
Preferred stock dividends	(7.2)	(7.2)	(21.6)	(21.6)
DCF from continuing operations	47.8	39.0	98.5	98.6
DCF from discontinued operations(c)	—	41.6	—	150.8
DCF	47.8	80.6	98.5	249.4

DCF from continuing operations to KMI interest	(33.4)	(27.3)	(68.9)	(69.1)
DCF from continuing operations to Restricted Voting Stockholders	14.4	11.7	29.6	29.5
Weighted average split-adjusted Restricted Voting Shares outstanding for dividends (in millions)(b)	35.2	35.0	35.2	34.9
DCF from continuing operations per split-adjusted Restricted Voting Share	0.41	0.33	0.84	0.85

Reconciliation of Income from Continuing Operations (GAAP) to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions of Canadian dollars)
Income from continuing operations (GAAP)	16.6	22.2	59.5	59.7
Certain Items:
Costs of strategic initiatives	4.2	—	5.1	—
Gain on divestitures, net	—	(1.1)	—	(7.1)
Income tax Certain Items	(0.7)	0.5	(0.9)	2.1
Total Certain Items	3.5	(0.6)	4.2	(5.0)
D&A	22.1	21.1	65.9	61.1
Income tax expense(a)	8.3	8.8	26.3	22.9
Interest income, net(a)	(0.1)	(7.1)	(0.7)	(7.1)
Adjusted EBITDA from continuing operations	50.4	44.4	155.2	131.6
Adjusted EBITDA from discontinued operations(c)	—	44.8	—	163.4
Adjusted EBITDA	50.4	89.2	155.2	295.0
_________
(a)Amounts are adjusted for Certain Items.
(b)Includes stock awards of Restricted Voting Shares that participate in dividends.

(c) DCF from discontinued operations and Adjusted EBITDA from discontinued operations reconciliations are as follows:

DCF from discontinued operations:

	Three Months	Nine Months
	Ended September 30, 2018
(In millions of Canadian dollars)
Income from discontinued operations, net of tax	1,327.2	1,347.8
Total Certain Items	(1,304.6)	(1,260.2)
Adjusted earnings from discontinued operations	22.6	87.6
D&A	11.8	46.8
Income tax expense(1)	13.1	35.0
Sustaining capital expenditures	(5.9)	(18.6)
DCF from discontinued operations	41.6	150.8

Adjusted EBITDA from discontinued operations:

	Three Months	Nine Months
	Ended September 30, 2018
(In millions of Canadian dollars)
Income from discontinued operations, net of tax	1,327.2	1,347.8
Total Certain Items	(1,304.6)	(1,260.2)
D&A	11.8	46.8
Income tax expense(1)	13.1	35.0
Interest income, net	(2.7)	(6.0)
Adjusted EBITDA from discontinued operations	44.8	163.4
_________
(1) Amounts are adjusted for Certain Items

Segment Earnings Results

Terminals Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except operating statistics)
Revenues	84.2	79.1	257.9	233.8
Operating expenses, except D&A	(36.8)	(34.0)	(107.9)	(92.7)
Other income (expense), net	—	(0.5)	0.1	(0.3)
Segment EBDA	47.4	44.6	150.1	140.8
Certain Items(a)	—	(0.5)	—	(9.5)
Adjusted Segment EBDA	47.4	44.1	150.1	131.3

Change from prior period	Increase/(Decrease)
Adjusted revenues	5.1	6%	24.1	10%
Adjusted Segment EBDA	3.3	7%	18.8	14%

Operating statistics	2019	2018	2019	2018
Bulk transload tonnage (MMtons)	1.3	1.1	3.2	2.9
Liquids tankage capacity available for service (MMBbl)(b)	9.6	9.4	9.6	9.4
Liquids utilization %(c)	96%	93%	96%	93%
________
(a)Represents the gain on the sale of certain assets.
(b)Includes our share of joint venture capacity.
(c)The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in both Adjusted Segment EBDA and revenues:

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018
	Adjusted Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Base Line joint venture	3.5	50%	4.2	57%
North 40 Terminal	0.3	3%	(0.3)	(3)%
Vancouver Wharves Terminal	(0.1)	(1)%	1.4	6%
Edmonton South Terminal	(0.1)	(1)%	(0.4)	(2)%
Edmonton Rail Terminal joint venture	(0.2)	(2)%	0.1	1%
All others (including eliminations)	(0.1)	(25)%	0.1	5%
Total Terminals	3.3	7%	5.1	6%

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018
	Adjusted Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Base Line joint venture	16.2	107%	18.3	110%
North 40 Terminal	4.0	15%	3.1	10%
Vancouver Wharves Terminal	1.5	7%	3.9	6%
Edmonton South Terminal	1.2	5%	1.6	2%
Edmonton Rail Terminal joint venture	(3.4)	(8)%	(2.9)	(6)%
All others (including eliminations)	(0.7)	(78)%	0.1	2%
Total Terminals	18.8	14%	24.1	10%

The changes in Adjusted Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and nine months ended September 30, 2019 and 2018:

•increase of $3.5 million (50%) and $16.2 million (107%), respectively, from Base Line joint venture as a result of the new tanks being placed into service throughout 2018;

•increase of $4.0 million (15%) for the comparable nine months from North 40 Terminal primarily due to rate increases on re-contracted tank leases and fees associated with a new pipeline connection;

•increase of $1.5 million (7%) for the comparable nine months from Vancouver Wharves Terminal primarily due to higher sulphur and distillate volumes;

•increase of $1.2 million (5%) for the comparable nine months from Edmonton South primarily due to higher pipeline connection fees and contract rate escalations; and

•decrease $3.4 million (8%) for the comparable nine months from Edmonton Rail Terminal primarily due to expiration of a third-party rail terminaling contract.

Pipelines Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(In millions of Canadian dollars, except operating statistics)
Revenues	18.1	15.2	51.3	44.8
Operating expenses, except D&A	(5.9)	(5.7)	(17.4)	(18.8)
Other income (expense), net	—	(0.5)	(0.1)	(0.5)
Adjusted Segment EBDA	12.2	9.0	33.8	25.5

Change from prior period	Increase/(Decrease)
Revenues	2.9	19%	6.5	15%
Adjusted Segment EBDA	3.2	36%	8.3	33%

Operating statistics	2019	2018	2019	2018
Cochin transport volumes (MBbl/d)	96	82	94	85

Below are the changes in both Adjusted Segment EBDA and revenues:

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Cochin	3.2	41%	2.8	21%
Jet Fuel	—	—%	0.1	6%
Total Pipelines	3.2	36%	2.9	19%

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018
	Segment EBDA increase/(decrease)		Revenues increase/(decrease)
(In millions of Canadian dollars, except percentages)
Cochin	8.7	39%	6.4	16%
Jet Fuel	(0.4)	(13)%	0.1	2%
Total Pipelines	8.3	33%	6.5	15%

The changes in Adjusted Segment EBDA for our Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and nine months ended September 30, 2019 and 2018:

•increase of $3.2 million (41%) and $8.7 million (39%), respectively, from Cochin primarily due to higher revenue due to rate and volume increases in 2019, and a reduction in pipeline integrity expenses and outside service costs in 2019.

General and Administrative Expense and Interest Income, Net

Three Months Ended September 30,	2019	2018	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
General and administrative (GAAP)	13.4	7.1	6.3	89%
Certain Items(a)	(4.2)	1.6	(5.8)	(363)%
General and administrative(b)	9.2	8.7	0.5	6%

Interest income, net (GAAP)	0.1	6.1	(6.0)	(98)%
Certain Items(c)	—	1.0	(1.0)	(100)%
Interest income, net(b)	0.1	7.1	(7.0)	(99)%

Nine Months Ended September 30,	2019	2018	Increase/(decrease)
(In millions of Canadian dollars, except percentages)
General and administrative (GAAP)	33.8	26.6	7.2	27%
Certain Items(a)	(5.1)	(1.4)	(3.7)	(264)%
General and administrative(b)	28.7	25.2	3.5	14%

Interest income, net (GAAP)	0.7	6.1	(5.4)	(89)%
Certain Items(c)	—	1.0	(1.0)	(100)%
Interest income, net(b)	0.7	7.1	(6.4)	(90)%
________
(a)2019 amounts represent costs of strategic initiatives and 2018 amounts represents labor expenses related to the Trans Mountain Transaction.
(b)Amounts are adjusted for Certain Items.
(c)2018 amounts represent costs associated with debt refinancing allocated to continuing operations.

The increase in general and administrative expense adjusted for Certain Items of $0.5 million and $3.5 million for the three and nine months ended September 30, 2019, when compared with the respective prior year periods were primarily driven by increased labor and benefit costs.

The decrease in interest income, net adjusted for Certain Items of $7.0 million and $6.4 million for the three and nine months ended September 30, 2019, when compared with the respective prior year periods was primarily driven by interest earned on cash received from the Trans Mountain Transaction deposited in interest bearing cash equivalent accounts.

Income Tax Expense from Continuing Operations

Income tax expense from continuing operations for the three months ended September 30, 2019 was $7.6 million, as compared with $9.3 million for the same period of 2018. The $1.7 million decrease in tax expense is primarily due to a decrease in pre-tax earnings partially offset by the net tax impact on the Preferred Share dividends paid.

Income tax expense from continuing operations for the nine months ended September 30, 2019 was $25.4 million, as compared with $25.0 million for the same period of 2018. The $0.4 million increase in tax expense was primarily due to the net tax impact on the Preferred Share dividends paid.

Net Income Attributable to Kinder Morgan Interest

Net income attributable to Kinder Morgan interest represents the allocation of our consolidated net income attributable to the outstanding ownership interests in our consolidated subsidiaries that are owned by Kinder Morgan’s wholly-owned subsidiaries. The decrease in net income attributable to Kinder Morgan interest for the three and nine months ended September 30, 2019 when compared with the respective 2018 periods were $934.1 million and $945.3 million, respectively, which were primarily attributable to a gain on the Trans Mountain Transaction in 2018.

Liquidity and Capital Resources

Short-term Liquidity

On August 31, 2018, we established a 4-year, $500 million unsecured revolving credit facility (the “2018 Credit Facility”) for working capital purposes. As of September 30, 2019, we had cash and cash equivalents of $65.2 million, and outstanding borrowings of $45.0 million, with $451.6 million available (net of $3.4 million of outstanding letters of credit), under our 2018 Credit Facility.

As of September 30, 2019 and December 31, 2018, our principal source of short-term liquidity was our cash from operating activities from continuing operations, and as needed, our 2018 Credit Facility. We had working capital (defined as current assets less current liabilities) deficits of $28.4 million and $22.9 million as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019, we paid $313.9 million of income taxes primarily attributable to the Trans Mountain Transaction gain that were accrued as of December 31, 2018. Excluding this payment, we generated $129.8 million of cash from operating activities during the nine months ended September 30, 2019. The primary investing and financing activities related to our continuing operations are expected to be for capital expenditures and distributions to our voting and preferred shareholders. During the nine months ended September 30, 2019, we had cash outflows of $38.0 million for capital expenditures and $78.3 million for combined distributions to voting and preferred shareholders. Also, see ‘‘—Cash Flows — Operating Activities’’ below.

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

Our capital expenditures for the nine months ended September 30, 2019 for our continuing operations, and the amount that is expected to be spent to sustain and grow our continuing operations for the remainder of 2019 are as follows:

	Nine Months Ended September 30, 2019(a)	2019 Remaining	Total 2019
(In millions of Canadian dollars)
Sustaining capital expenditures	14.2	5.1	19.3
Expansion capital expenditures	19.6	15.6	35.2
________
(a)Nine months ended September 30, 2019 amounts exclude $4.2 million of net changes from accrued capital expenditures, contractor retainage, and other.

Off Balance Sheet Arrangements

As of September 30, 2019, we had no off balance sheet arrangements other than the commercial commitments included below under “—Contractual Obligations and Commercial Commitments.”

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(in millions of Canadian dollars)
Contractual Obligations:
Leases(a)	928.5	13.5	104.7	102.0	708.3
Pension and postretirement welfare plans(b)	2.2	—	—	0.1	2.1
Total	930.7	13.5	104.7	102.1	710.4
Other commercial commitments:
Standby letters of credit	3.4	3.4	—	—	—
Capital expenditures(c)	16.5	16.5	—	—	—
________
(a)Represents commitments pursuant to the terms of operating lease agreements.
(b)The payments by period include estimated benefit payments for unfunded plans.
(c)Represents commitments for the purchase of plant, property and equipment as of September 30, 2019 including $2.3 million of our proportional share of commitments through joint ownership of a joint venture.

Cash Flows

The net effects on cash flows related to the Trans Mountain Asset Group are included in the following discussion.

Nine Months Ended September 30,	2019	2018(a)
(In millions of Canadian dollars)
Net cash (used in) provided by:
Operating activities	(184.1)	305.1
Investing activities	(77.6)	3,420.7
Financing activities	(4,011.6)	384.8
Change in Cash, Cash Equivalents, and Restricted Deposits held by the Trans Mountain Asset Group	—	128.3
Effect of exchange rate changes on cash, cash equivalents and restricted deposits	(0.1)	0.5
Net (decrease) increase in cash, cash equivalents and restricted deposits	(4,273.4)	4,239.4
________
(a) Amounts include both continuing and discontinued operations.

Operating Activities

The net decrease of $489.2 million in cash provided by operating activities in the nine months ended September 30, 2019 compared to the same period in 2018, primarily attributable to:

•a $320.0 million decrease in cash attributable to income tax payments made in 2019 primarily associated with the tax gain on the Trans Mountain Transaction; and,
•a $169.2 million decrease in cash primarily due to the Trans Mountain Transaction in 2018.

Investing Activities

The $3,498.3 million net decrease in cash used in investing activities in the nine months ended September 30, 2019 compared to the same period in 2018 was primarily attributable to:

•a $3,958.3 million decrease in cash reflecting proceeds from the Trans Mountain Transaction, net of cash disposed in the 2018 period, and a final working capital payment made in the 2019; and
•a $16.6 million decrease in cash provided by proceeds received from the sale of assets and other activities in the 2018 period; partially offset by,

•a $469.5 million decrease in capital expenditures primarily due to the Trans Mountain Transaction in the 2018 period; and
•a $7.1 million decrease in cash used due to lower contributions made to our reclamation trusts compared to the 2018 period, which included 2018 payments for a reclamation trust in the Trans Mountain Asset Group.

Financing Activities

The net increase of $4,396.4 million in cash used in financing activities in the nine months ended September 30, 2019 compared to the same period in 2018 was primarily attributable to:

•a combined $3,977.4 million distribution of the Trans Mountain Transaction proceeds. See Note 2 “Trans Mountain Transaction” for further information regarding this activity;
•a $514.9 million decrease in net borrowings under our credit facilities in the 2019 period compared with the 2018 period; and
•a $1.1 million increase in cash dividends paid to preferred shareholders in the 2019 period compared to the 2018 period; partially offset by,
•an $82.4 million decrease in the quarterly distributions paid to voting shareholders in the 2019 period compared to the 2018 period;
•an $8.6 million decrease in cash used associated with a reduction in debt and Preferred Share issuance costs in the 2019 period compared to the 2018 period; and
•a $6 million of payments made related to taxes withheld on vested restricted share unit awards in the 2018 period.

Equity, Dividends, Distributions and Share Buyback Program

As of both September 30, 2019 and October 22, 2019, we had (i) 34,944,993 and 81,353,820 of Restricted Voting Shares and Special Voting Shares outstanding, respectively, with no par value, for an aggregate of 116,298,813 voting shares outstanding; (ii) 12.0 million and 10.0 million of Series 1 Preferred Shares and Series 3 Preferred Shares outstanding, respectively; and (iii) 312,430 of restricted share unit awards outstanding.

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

On October 15, 2019, our board of directors approved a quarterly dividend of $0.1625 per Restricted Voting Share for the three months ended September 30, 2019 to be paid on November 15, 2019 to shareholders of record on October 31, 2019.

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

On October 15, 2019, our board of directors approved a quarterly dividend of $0.328125 per Series 1 preferred share and $0.3250 per Series 3 preferred share, each payable on November 15, 2019 to Series 1 and Series 3 preferred shareholders of record as of October 31, 2019.

Share Buyback Program

On July 17, 2019, we announced that our board of directors approved a normal course issuer bid (the “NCIB”) to repurchase up to 1,999,902 Restricted Voting Shares for cancellation during the 12-month period from July 22, 2019 to July 21, 2020. Subsequently, under terms of the agreement for Pembina's acquisition of our common equity, we agreed to not repurchase any Restricted Voting Shares under the NCIB. No Restricted Voting Shares have been purchased under the NCIB.

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

Item 4. Controls and Procedures.

As of September 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 12 “Litigation and Environmental” to the accompanying consolidated financial statements, which is incorporated in this item by reference.

Item 1A. Risk Factors.

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Business Developments—Pending Sale to Pembina” included elsewhere in this report; the risk factors set forth under the heading “Risk Factors” in our Preliminary Proxy Statement on Schedule 14A filed with the SEC on September 18, 2019, which are incorporated by reference herein pursuant to Rule 12b-23 under the Exchange Act; and “Information Regarding Forward-Looking Statements” included elsewhere in this report. There have been no other material changes to the risk factors disclosed in Part I, Item 1A in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 17, 2019, we announced that our board of directors approved a normal course issuer bid ("NCIB"). Subsequently, under the terms of the agreement for Pembina's acquisition of our common equity, we agreed to not repurchase any Restricted Voting Shares under the NCIB. Part I, Item 1, Note 4 “Equity” to the accompanying consolidated financial statements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit
Number      Description

2.1	*
Arrangement Agreement, dated as of August 20, 2019, by and among Kinder Morgan Canada Limited and Pembina Pipeline Corporation (filed as Exhibit 2.1 to the current report on Form 8-K of Kinder Morgan Canada Limited filed on August 23, 2019 and Incorporated herein by reference)

2.2	*
Amended and Restated Arrangement Agreement, dated as of September 10, 2019, by and among Kinder Morgan Canada Limited and Pembina Pipeline Corporation (filed as Exhibit 2.1 to the current report on Form 8-K of Kinder Morgan Canada Limited filed on September 11, 2019 and Incorporated herein by reference)

10.1	*
Support Agreement, dated as of August 20, 2019, by and among Kinder Morgan, Inc., Pembina Pipeline Corporation and Kinder Morgan Canada Limited (filed as Exhibit 10.1 to the current report on Form 8-K of Kinder Morgan Canada Limited filed on August 23, 2019 and Incorporated herein by reference)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iii) our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; (v) our Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018; and (vi) the notes to our Consolidated Financial Statements.

_______
*Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN CANADA LIMITED Registrant

By: /s/ Dax A. Sanders
Dax A. Sanders Chief Financial Officer (principal financial and accounting officer)
Date:	October 23, 2019